Form 10-Q
period 1994-01-14
CURTIS HELENE INDUSTRIES INC /DE/
filed 1994-01-14
CIK 745142

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended November 30, 1993

Commission File Number  1-8797



                        Helene Curtis Industries, Inc.

             (Exact name of registrant as specified in its charter)



            Delaware                                    36-3398349
   (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)




       325 North Wells Street, Chicago, Illinois               60610
        (Address of principal executive offices)             (Zip code)



Registrant's telephone number, including area code   (312) 661-0222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes   X     No


Outstanding common stock at November 30, 1993 - $.50 par value
     Common          6,806,775 shares
     Class B Common  3,072,669 shares




Total number of pages:  12

Exhibit index is located at sequential page:  11






               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                        (Dollar amounts in thousands)

                                                (Unaudited)
                                                November 30,    February 28,
                                                    1993            1993
ASSETS:
  Cash and equivalents                           $   5,721       $   7,564
  Receivables, net                                 188,077         245,769
  Inventories                                      119,033         102,095
  Other current assets                              48,358          22,406

      Total current assets                         361,189         377,834

  Property, plant and equipment                    280,085         253,388
    Less accumulated depreciation                  (72,647)        (60,986)

      Net property, plant and equipment            207,438         192,402

  Other assets                                      34,023          29,849

TOTAL ASSETS                                     $ 602,650       $ 600,085
                                                 =========       =========

LIABILITIES:
  Short-term debt                                $   3,740       $   9,252
  Accounts payable                                 105,885         106,759
  Income taxes                                       5,261           9,425
  Advertising and promotion                         59,094          55,029
  Other accrued expenses                            44,553          45,885

      Total current liabilities                    218,533         226,350

  Long-term debt                                   152,314         154,438
  Deferred income taxes                             15,713          15,720
  Accrued retirement and other benefits             20,474          17,377

      Total liabilities                            407,034         413,885

STOCKHOLDERS' EQUITY:
  Common Stock, issued 7,921,471 shares
    (Nov.) and 7,913,771 shares (Feb.)               3,961           3,957
  Class B Common Stock, issued 3,072,669
    shares (Nov.) and 3,080,369 shares (Feb.)        1,536           1,540
  Capital in excess of par value                    40,525          39,032
  Retained earnings                                155,193         150,318
  Currency translation adjustment                    3,242             543
  Treasury shares (Common), 1,114,696
    (Nov.) and 1,168,673 (Feb.), at cost            (8,841)         (9,190)

      Total stockholders' equity                   195,616         186,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 602,650       $ 600,085
                                                 =========       =========

The accompanying notes are an integral part of the consolidated financial statements.
                                     -2-







               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

             (Dollar amounts in thousands, except per-share data)


                                    For the Three Months   For the Nine Months
                                     Ended November 30,     Ended November 30,

                                      1993        1992       1993       1992

Net Sales                           $266,918    $266,450   $848,425   $833,662

Costs and Expenses:
  Cost of goods sold                 120,761     118,031    384,287    373,311
  Advertising, promotion,
    selling and administrative       138,987     139,346    443,522    427,318
  Interest                             1,830       1,465      5,526      5,989
                                     261,578     258,842    833,335    806,618

Earnings before Income Taxes
  and Cumulative Effect of
  Accounting Change                    5,340       7,608     15,090     27,044
Provision for Income Taxes             2,563       3,424      7,243     12,170

Earnings before Cumulative
  Effect of Accounting Change          2,777       4,184      7,847     14,874

Cumulative Effect of Accounting
  Change, Net of Income Taxes             --          --     (1,351)        --


Net Earnings                        $  2,777    $  4,184   $  6,496   $ 14,874
                                    ========    ========   ========   ========

Net Earnings per Share:

  Earnings before Cumulative
    Effect of Accounting Change     $    .30    $    .44   $    .83   $   1.57

  Cumulative Effect of
    Accounting Change                     --          --       (.14)        --


Net Earnings per Share              $    .30    $    .44   $    .69   $   1.57
                                    ========    ========   ========   ========

Weighted Average Number of
  Shares Outstanding               9,459,415   9,500,927  9,481,501  9,481,331
                                   =========   =========  =========  =========

Cash Dividends Per Share:
  Common Stock                      $    .06    $    .06   $    .18   $    .18
  Class B Common Stock              $    .06    $    .06   $    .13   $    .13



The accompanying notes are an integral part of the consolidated financial statements.

                HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                         (Dollar amounts in thousands)


                                                   For the Nine Months Ended
                                                         November 30,
                                                     1993             1992
Operating Activities:
  Net earnings                                     $  6,496         $ 14,874

  Adjustments to net earnings:
    Depreciation and amortization                    18,664           15,891
    Cumulative effect of accounting change            1,351               --
    Other                                               267            1,012
    Changes in operating assets and liabilities:
      Receivables, net                               70,419           42,375
      Inventories                                   (14,234)         (13,809)
      Other current assets                          (25,406)         (31,702)
      Payables and accrued expenses                 (15,077)           8,413
      Other                                          (7,974)          (5,683)
        Net cash provided from operations            34,506           31,371


Investing Activities:
  Capital expenditures                              (30,498)         (26,777)
  Other                                                 195              (78)
        Net cash used by investing                  (30,303)         (26,855)

Financing Activities:
  Proceeds from borrowings                            6,455           40,192
  Repayment of borrowings                           (14,050)         (49,667)
  Dividends paid                                     (1,621)          (1,606)
  Other                                               1,842              113
        Net cash used by financing                   (7,374)         (10,968)

Effect of Exchange Rate Changes on Cash               1,328             (288)

  Decrease in cash and equivalents                   (1,843)          (6,740)

Cash and Equivalents at Beginning of Period           7,564            9,541

  Cash and Equivalents at End of Period            $  5,721         $  2,801
                                                   ========         ========


Supplemental Cash Flow Data:
  Cash paid during the period for:
    Interest                                       $  5,227         $  6,479
    Income taxes                                   $ 12,012         $ 13,375



The accompanying notes are an integral part of the consolidated financial statements.

                HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               November 30, 1993

                        (Dollar amounts in thousands)



This interim financial information should be read in conjunction with the Company's consolidated financial statements and accompanying notes as reported in the Company's latest Annual Report on Form 10-K.


1.  Basis of Presentation

    The consolidated financial information presented herein is unaudited, other than the consolidated balance sheet at February 28, 1993, which is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation are reflected in the interim periods presented. The interim results of operations and cash flows are not necessarily indicative of the results for an entire fiscal year.

    Advertising and promotion costs are generally expensed in the fiscal year incurred. For interim reporting purposes, such costs are charged to operations as a percentage of sales based on estimated sales and estimated advertising and promotion costs for the full year.







2.  Supplemental Information

    The consolidated statements of earnings include research and development costs of $5,313 and $16,952 for the three and nine months ended
    November 30, 1993, respectively, and $5,443 and $15,973 for the three and nine months ended November 30, 1992, respectively.

              HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                            November 30, 1993

                      (Dollar amounts in thousands)





3.  Receivables

    Receivables, principally trade, consist of the following amounts:



                                              November 30,     February 28,
                                                  1993             1993


         Accounts receivable                    $136,915          $198,968

         Notes receivable                         56,465            51,247
                                                 193,380           250,215

         Less allowance for doubtful accounts      5,303             4,446

                                                $188,077          $245,769
                                                ========          ========



4.  Inventories

    Inventories consist of the following components:



                                              November 30,     February 28,
                                                  1993             1993



         Raw materials                          $ 23,529          $ 20,705

         Work in process                           2,036             1,912

         Finished goods                           93,468            79,478

                                                $119,033          $102,095
                                                ========          ========

              HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                            November 30, 1993

                      (Dollar amounts in thousands)


5.  Postretirement Benefits

    Effective March 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new standard requires that the expected cost of retiree health benefits, such as the Company's payment of Medicare Part B premiums for retirees, be charged to expense during the years the employees render service rather than the Company's past practice of recognizing this cost on a cash basis. As part of adopting the new standard, the Company recorded in the first quarter, a one-time, non-cash charge against earnings of $2,178 before taxes and $1,351 after taxes or $.14 per share. In addition to the cumulative effect, the Company recorded $81 and $242 in additional postretirement benefit cost for the three and nine months ended November 30, 1993, respectively, as a result of adopting the new standard.

    The following table sets forth the postretirement benefits' combined status reconciled with the amount included in the consolidated balance sheet at November 30, 1993:

        Accumulated postretirement benefit obligation:
          Retirees                                     $  732
          Active employees fully eligible                 513
          Active employees not fully eligible           1,117

        Total accumulated postretirement benefit
          obligation                                   $2,362
                                                       ======

    For measurement purposes, a 12% annual rate of increase in the per-capita cost of covered health benefits was assumed for fiscal years 1994 and 1995 based on the actual Medicare Part B premiums set by legislation. The rate was assumed to decrease to 4% through fiscal year 1997 and remain at that level thereafter.

    The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%.

                 HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                         (Dollar amounts in thousands)



RESULTS OF OPERATIONS

Third Quarter Ended November 30, 1993 vs. Third Quarter Ended November 30, 1992

Consolidated net sales for the three months ended November 30, 1993 were relatively flat as compared to the corresponding period last year. The higher sales in international markets and the lower sales in the U.S. hair care markets were the major factors impacting sales for the quarter.

Domestic net sales decreased approximately 10% as compared to the corresponding period last year due to declines in sales of Salon Selectives, Finesse and Suave brands in the hair care category. Sales of the Company's two antiperspirant/deodorant brands, Degree and Suave, were relatively flat as compared to the corresponding period last year.

International net sales increased approximately 22%, as compared to the corresponding period last year, due to increased sales in Japan resulting from the favorable impact of exchange rate changes. Conversely, increased sales in Canada and the United Kingdom were mostly offset by the unfavorable impact of exchange rate changes. Sales from the Company's two newest wholly-owned subsidiaries in Scandinavia and Italy also contributed to the increase in international net sales.

Cost of goods sold increased $2,730, or 2%. As a percentage of net sales, cost of goods sold increased to 45% in 1993 from 44% in 1992, primarily due to changes in product mix.

Advertising, promotion, selling and administrative expenses were relatively flat. As a percent of net sales, these expenses remained constant at 52% in the current period as compared to the prior year.

The effective tax rate was 48% in the current period, as compared to 45% in the prior year, principally due to a greater proportion of total profitability for international operations which have a higher tax rate and the increase in U.S. federal tax rate of 1%.

Earnings decreased to $2,777 from $4,184 in the prior year. The decrease was primarily due to increases in cost of goods sold while net sales were flat.

                 HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                         (Dollar amounts in thousands)


RESULTS OF OPERATIONS

Nine Months Ended November 30, 1993 vs. Nine Months Ended November 30, 1992

Consolidated net sales for the nine months ended November 30, 1993 increased $14,763, or 2%, as compared to the corresponding period last year. The higher sales in international markets and the U.S. antiperspirant/deodorant markets and the lower sales in the U.S. hair care markets were the major factors impacting sales.

Domestic net sales decreased approximately 5%, as compared to the corresponding period last year. This decrease is largely due to the decline in sales of the Company's hair care brands, particularly Salon Selectives and Vibrance. Sales of the Company's professional hair care products were also lower as compared to the prior year. These unfavorable results were partially offset by increases in sales in the antiperspirant/deodorant category where the Company's two brands, Degree and Suave, recorded sales increases of more than 15 percent.

International net sales increased approximately 18%, as compared to the corresponding period last year, due to increased sales in Japan resulting primarily from the favorable impact of exchange rate changes as the yen continued to strengthen relative to the dollar. Conversely, increased sales in the United Kingdom and Canada were mostly offset by the unfavorable impact of exchange rate changes as local currencies continued to weaken relative to the dollar. Sales from the Company's two newest wholly-owned subsidiaries in Scandinavia and Italy also contributed to the increase in international net sales.

Cost of goods sold increased $10,976, or 3%, mainly due to higher sales volume. As a percentage of net sales, cost of goods sold remained constant at 45% in the current period as compared to the prior year.

Advertising, promotion, selling and administrative expenses increased $16,204, or 4%. As a percent of net sales, these expenses increased to 52% in the current period from 51% last year. The increase as a percent of net sales was principally due to higher selling expenses and increased advertising and promotion activities including support of a new product launch in Japan.

The effective tax rate was 48% in the current period, as compared to 45% in the prior year, principally due to a greater proportion of total profitability for international operations which have a higher tax rate and the increase in U.S. federal tax rate of 1%.

Earnings before the cumulative effect of the accounting change decreased to $7,847 from $14,874 in the prior year. The decrease was primarily due to higher advertising, promotion, and selling expenses as a percentage of net sales.

              HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS

                      (Dollar amounts in thousands)




As part of adopting Statement of Financial Accounting Standards (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions", there was a one-time, non-cash charge against earnings of $1,351 after taxes. This statement requires the accrual of postretirement benefits during the years an employee provides service to the Company. These expenses were previously recognized on a cash basis.

FINANCIAL CONDITION AT NOVEMBER 30, 1993

Cash and equivalents decreased to $5,721, compared with $7,564 at year end. The Company continues to fund capital expenditures through cash provided from operations.

Net cash provided from operations increased 10% to $34,506 from $31,371 in the prior year as the lower earnings for the current year compared to last year were more than offset by the favorable cash flow impact of changes in operating assets and liabilities. The decrease in receivables of $70,419 was largely due to lower sales in the current quarter compared to the fourth quarter of the prior year. The decrease in receivables was partially offset by the $15,077 decrease in payables and accrued expenses, the $14,234 increase in inventories and the $25,406 increase in other current assets as a result of the deferral of advertising and promotion costs during interim quarters.
Working capital decreased to $142,656 at November 30, 1993, compared with $151,484 at February 28, 1993, while the current ratio remained constant at 1.7.

Capital spending increased to $30,498 from $26,777 in the prior year. Capital expenditures in both years included a large number of moderate investments primarily to maintain capacity and to increase the Company's manufacturing and distribution output and efficiencies. One of the larger capital expenditures in both years was for the investment in a multi-year project which will allow the Company to manufacture antiperspirant/deodorant sticks in-house.

The total debt to capitalization ratio decreased to 43%, compared with 46% at year end as total debt decreased to $156,054 at November 30, 1993 from $163,690 at February 28, 1993. The excess cash provided from operations was used to reduce both short-term and long-term borrowings by $5,512 and $2,124, respectively.

On October 12, 1993, the Company's Board of Directors declared a quarterly cash dividend of six cents per share to Common and Class B Common stockholders, payable November 24 to holders of record on November 9, 1993.

Management believes that funds provided from operations and from present credit facilities are sufficient to meet the Company's anticipated working capital needs and capital expenditure requirements.

               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES







PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit A - Computations of Earnings per Share

    (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended November 30, 1993.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Helene Curtis Industries, Inc.
                                                       (Registrant)


   January 14, 1994
       (Date)


                                                /S/ MARY J. OYER
                                               (Signature)
                                       MARY J. OYER
                                         Vice President, Corporate Controller
                                           and Principal Accounting Officer