Form 10-K
period 1994-02-28
CURTIS HELENE INDUSTRIES INC /DE/
filed 1994-05-27
CIK 745142

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994
    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8797
                             ---------------------

                         HELENE CURTIS INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                       36-3398349
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)      IDENTIFICATION NUMBER)
   325 NORTH WELLS STREET, CHICAGO,             60610
               ILLINOIS                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (312) 661-0222

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS             ON WHICH REGISTERED
- --------------------------------------  ----------------------
    Common Stock-$.50 par value          New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES_X_.                    NO____.

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    AGGREGATE MARKET VALUE OF COMMON STOCK (PAR VALUE $.50 PER SHARE) HELD BY NON-AFFILIATES OF THE REGISTRANT ON MAY 25, 1994 BASED ON THE CLOSING PRICE AS REPORTED IN THE WALL STREET JOURNAL ON MAY 25, 1994: APPROXIMATELY $171,532,681.

    NUMBER OF SHARES OF COMMON STOCK (PAR VALUE $.50 PER SHARE) OUTSTANDING AS OF MAY 25, 1994: 6,806,791.

    NUMBER  OF  SHARES  OF CLASS  B  COMMON  STOCK (PAR  VALUE  $.50  PER SHARE)
OUTSTANDING  AS  OF  MAY  25,   1994:  3,072,669  (SUCH  SHARES  ARE   GENERALLY
NON-TRANSFERABLE, BUT ARE CONVERTIBLE SHARE-FOR-SHARE INTO COMMON STOCK).

    THE PROXY STATEMENT FILED ON MAY 25, 1994, FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR JUNE 28, 1994, IS PARTIALLY INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12 AND 13; AND PART IV, ITEM 14, EXCLUDING THE SECTIONS ENTITLED "COMPENSATION COMMITTEE REPORT" AND "COMPENSATION STOCK PERFORMANCE" AND THE ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994 IS PARTIALLY INCORPORATED BY REFERENCE INTO PART I, PART II AND PART IV, ITEM 14.

                      EXHIBIT INDEX IS LOCATED AT PAGE 14.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I

          - Business Segments                     Page 32, Note 11 of the
                                                  Annual Report to
                                                  Stockholders for the
                                                  fiscal year ended
                                                  February 28, 1994.

Part II

  Item 5  - Market for the Registrant's           Page 18 of the Annual
            Common Stock and Related              Report to Stockholders for
            Stockholder Matters                   the fiscal year ended
                                                  February 28, 1994.

  Item 6  - Selected Financial Data               Pages 18-19 of the Annual
                                                  Report to Stockholders for
                                                  the fiscal year ended
                                                  February 28, 1994.

  Item 7  - Management's Discussion and           Pages 20-21 of the Annual
            Analysis of Financial                 Report to Stockholders for
            Condition and Results of              the fiscal year ended
            Operations                            February 28, 1994.

  Item 8  - Financial Statements and              Pages 22-32 of the Annual
            Supplementary Data                    Report to Stockholders for
                                                  the fiscal year ended
                                                  February 28, 1994.

Part III

  Item 10 - Directors and Executive               Pages 6-7 and 21-22 of the
            Officers of the Registrant            Proxy Statement for the
                                                  Company's Annual
                                                  Stockholders' Meeting to be
                                                  held June 28, 1994.

  Item 11 - Executive Officer Compensation        Pages 9-11 of the Proxy
                                                  Statement for the  Company's
                                                  Annual Stockholders'
                                                  Meeting to be held June 28,
                                                  1994, but excluding
                                                  information contained under
                                                  "Compensation Committee
                                                  Report on Executive
                                                  Compensation".

  Item 12 - Security Ownership of                 Pages 2-5 of the Proxy
            Certain Beneficial Owners             Statement for the Company's
            and Management                        Annual Stockholders'
                                                  Meeting to be held
                                                  June 28, 1994.

  Item 13 - Certain Relationships and             Pages 14 and 16 of the Proxy
            Related Transactions                  Statement for the Company's
                                                  Annual Stockholders'
                                                  Meeting to be held
                                                  June 28, 1994.

Part IV
            Exhibits, Financial Statement         Exhibits as specified in
            Schedules and Reports on Form 8-K.    Item 14.

                                     Part I

ITEM 1.  BUSINESS

GENERAL

     Helene Curtis Industries, Inc. (together with its subsidiaries, the "Company") is a holding company incorporated in Delaware on April 16, 1984, whose principal subsidiary, Helene Curtis, Inc., has been operating since January, 1928.

     The Company develops, manufactures and markets personal care products consisting primarily of consumer brand name hair and skin care products and antiperspirants and deodorants. The Company is one of the largest sellers of hair care products in the United States, mainly due to its Suave, Finesse, Salon Selectives and Vibrance hair care brands.

     The Company is also the fourth leading seller in the United States of antiperspirant/deodorant products through its Degree and Suave brands and the third leading seller of hand and body lotion products through its Suave brand.

     The Company also develops, manufactures and markets professional hair care products for use and resale by licensed cosmetologists. The Company's Quantum permanent wave is the leading permanent wave brand sold to licensed cosmetologists in the United States.

     The Company's products, particularly its Finesse and Salon Selectives brands, are among the market leaders in most countries where the Company has an operating subsidiary and have been introduced through licensees and others in over 100 countries throughout the world. Sales of the Company's products outside the U.S. account for approximately 35 percent of annual volume.

PRODUCTS

U.S. CONSUMER PRODUCTS

     The Company markets a wide variety of hair care products to consumers under the Suave, Finesse, Salon Selectives and Vibrance brand names. It markets antiperspirants/deodorants under the Suave and Degree brand names and skin care products under the Suave brand name.

     The Company targets its Suave products to those consumers who desire a high quality product priced considerably below premium-priced lines. This positioning has proven successful as Suave is both the best-selling shampoo and the best-selling conditioner in the United States in terms of units sold. The Company sells Suave shampoo, Suave conditioner and Suave styling aids for this price-value segment of the market.

     Finesse, the sixth largest hair care brand in the United States on a dollar-sales basis, is marketed as a premium priced line of products. Finesse conditioner, relying on a unique patented formulation, was launched in 1982 and Finesse shampoo was introduced in 1983. The Company also sells Finesse styling aids, including hair spray, gel and mousse.

     The Company's Salon Selectives line of consumer shampoos, conditioners and styling aids is marketed to consumers who are interested in purchasing products which were traditionally available only in beauty salons and which can be customized to their hair and lifestyle needs. Salon Selectives, introduced in 1987, is the third largest brand of hair care products on a dollar-sales basis, in the United States.

     The Company also markets Vibrance hair care products, targeted toward consumers who desire healthy looking hair.

     The Company's Degree antiperspirant/deodorant products were introduced in 1990. The Degree antiperspirant products provide the consumer with additional odor and wetness protection in response to rises in the consumer's body heat. The Company's Suave antiperspirant/deodorant products are targeted to the price-value segment of the market. With its Degree and Suave brands, the Company ranks fourth in antiperspirant/deodorant sales in the United States.

     The Company ranks third in the category of hand and body lotion products in the U.S. in units sold. The Company sells these products under its Suave brand. The Company also markets a line of Suave facial care products, which build on Suave's brand equity and reputation of offering quality products at a value price.

U.S. PROFESSIONAL PRODUCTS

     The Company develops and markets a wide range of permanent waves and other hair care products to licensed cosmetologists for use in beauty salons and for resale to consumers through salons. Since its founding, the Company has been a technological leader in this industry, pioneering, among other things, the "cold" permanent wave, which is safer and more effective than prior methods of waving hair. Its Quantum permanent wave is applicable for all hair types and is the best selling permanent wave brand for professional use in the United States. During the fiscal year ended February 28, 1994, the Company obtained a patent for a permanent wave marketed under the ISO brand which allows cosmetologists to perm hair without damage.

     The Company markets numerous professional product lines, including the following: Quantum, Naturelle and Hair Specifics hair care products and ISO, Catio Therm, Post Impressions, One Better, Impact, Even Heat, Fine Solutions and Luxuriance permanent waves.

INTERNATIONAL PRODUCTS

     The Company's products are sold in over 100 countries through wholly-owned operating subsidiaries in Australia, Canada, Italy, Japan, New Zealand, Sweden (serving Scandinavia) and the United Kingdom and through licensees and authorized distributors in other countries and through export sales from the United States. The Company is among the market leaders in the consumer hair care business in each market in which it has a subsidiary, except Italy, where the business has focused on the sale of professional products.

     The Company has introduced Degree antiperspirant/deodorant in Canada, Australia, New Zealand and Scandinavia.

     In addition, in some markets, the Company's subsidiaries have developed and introduced their own brands. For example, during the fiscal year ended
February 28, 1994, the Company's Japanese subsidiary completed the introduction of Program, a hair care line targeted to women with damaged hair.

     The Company's international business is subject to all the risks inherent in foreign operations in foreign countries. The sales, operating profit and identifiable assets attributable to each geographic area for the fiscal years ended in February 1994, 1993 and 1992 are set forth in Note (11) of the Notes to the Consolidated Financial Statements, which Note is incorporated herein by reference.

COMPETITION

     The markets for the Company's products are intensely competitive and sensitive to changing consumer preferences and demands. They are characterized by frequent introductions of competitive products, often accompanied by major advertising and promotional programs which can significantly affect sales and earnings of the product sponsor and its competitors. The Company competes primarily on the basis of product quality, price and brand name recognition built by advertising and promotion.

     At least ten domestic manufacturers, some of which are highly diversified and have significantly greater financial resources than the Company, can be regarded as major competitors in the United States and throughout the world. The Company is a significant competitor in its industry.

MARKETING

     The Company competes in businesses where growth is achieved largely by gaining market share at the expense of competitors. Accordingly, the Company maintains an aggressive strategy utilizing substantial television advertising, consumer promotion and merchandising support of existing brands, coupled with periodic major investments in new products and line extensions of established brand names. During the fiscal years ended in February 1994, 1993 and 1992, the Company's advertising and media expenses were approximately $152.3 million, $147.6 million and $132.5 million, respectively.

     The Company believes there is substantial consumer recognition for its major brands and that this recognition is a meaningful contributor to its sales. Significant and repeated advertising and promotion serve to build and retain a brand's position in the marketplace. In order for a brand's position to be sustained for many years, as in the case of the Suave brand which has been marketed for nearly 60 years, product formulas and packaging must continue to be improved. In addition, major advertising expenditures are necessary from time to time to maintain the brand's market share. Although these expenditures may impact the Company's earnings in the year in which they are made, to the extent that they sustain a brand's position, they support the Company's growth.

     New product development also plays a significant role in the Company's marketing strategy. The Company relies on its market research and new product development groups to identify consumer needs, to foresee shifts in consumer preferences and to assess the competitive marketplace. The successful introduction of any new product is largely dependent on product positioning, product quality and innovation, packaging, advertising and promotional support and the level of competitive activity. In view of the intensely competitive industry in which the Company competes, new product introductions require substantial advertising and promotional expenditures which are made at a proportionally higher rate relative to sales than expenditures for well-established products. Although these expenditures materially impact earnings in the particular period in which they are made, they foster the Company's growth well beyond that period if the new product is ultimately successful.

CUSTOMERS AND DISTRIBUTION

     In the United States, the Company's products are distributed through wholesalers and directly to major drug chains, mass merchandisers and food outlets and major chains of beauty salons. In international markets, the Company's products are manufactured and marketed through a network of subsidiaries, licensees and distributors.

     Approximately 13% of the Company's net sales for the fiscal year ended February 28, 1994 were to one customer. None of the Company's customers has any continuing contractual obligations to make purchases from the Company.

TRADEMARKS AND PATENTS

     The Company markets its products under a number of trademarks and trade names (e.g., Helene Curtis, Suave, Finesse, Salon Selectives, Degree, Vibrance and Quantum) which are registered in the United States and many foreign countries. The Company's position in the marketplace is dependent upon the goodwill engendered in these trademarks as well as in the individual performance and price of products using them. The Company considers trademark protection to be of material importance to its business.

     The Company is not materially dependent on any patent, license, franchise or concession, whether owned by or licensed to the Company. Although the Company owns certain patents, the loss of any patent would not have a materially adverse effect on the Company's operations as a whole.

RESEARCH AND DEVELOPMENT

     The Company is continuously engaged in the development of new products and maintains an extensive laboratory facility for such purpose. The Company relies principally on its experience in the personal care business in formulating new products and maintains a staff of approximately 240 people for research and development. The Company expended $22.5 million, $22.0 million and $18.7 million during the fiscal years ended in February 1994, 1993 and 1992, respectively, on research activities relating to the development of new products and the improvement of existing personal care products.

REGULATION

     Government regulation has not materially restricted or impeded the Company's operations. Certain of the Company's products are subject to regulation under the Federal Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act. The Company is also subject to regulation by the Federal Trade Commission with respect to the content of its advertising, its trade practices and other matters.

EMPLOYEES

     The Company currently employs approximately 3,500 employees. Virtually all the Company's employees are non-union. The Company considers its relationship with its employees to be good.

MANUFACTURING AND SUPPLIES

     Most of the Company's products are manufactured, filled and packaged by the Company at its facilities in Chicago, Illinois and the City of Industry, California, as well as at its subsidiary operation in New Zealand. See "Properties." Some of the Company's products sold in the United States or by its international subsidiaries are manufactured by outside contractors, none of which manufactures a significant portion of the Company's output.

     Raw materials used in the Company's products are available from several sources. If any single supplier should be unable to furnish materials, the Company believes that other sources could be obtained without material disruption to or other adverse effect upon its business.

BACKLOG

     As the Company manufactures and ships its products against orders received in a relatively short period of time thereafter, the dollar amount of backlog orders at any given date, or from year to year, is not a material element in the Company's business.

ITEM 2.  PROPERTIES

     The principal office of the Company is located at 325 North Wells Street in Chicago, Illinois. The office building, which has approximately 120,000 square feet of space used by the Company, was purchased in 1981 and rehabilitated by the Company.

     The Company owns its principal manufacturing plant, which comprises approximately 315,000 square feet, and is located at 4401 West North Avenue, Chicago, Illinois. The Company owns a connecting building and land of approximately 60,500 square feet. An additional 238,000 square feet of land and building adjacent to said plant is leased until 1996. This lease contains five renewal options of five years each, giving the Company the right to extend the term to 2021.

     The Company owns approximately 12 acres of property in Chicago adjacent to its principal manufacturing facility. This property includes a building of approximately 587,000 square feet, which is used for offices, manufacturing and warehousing. Approximately one-third of the building has been leased to its former owner for a ten-year period ending in 2001.

     The Company owns its principal warehouse and distribution facility, comprising approximately 376,000 square feet of building on 32.5 acres of land, located in Chicago, Illinois. This facility became fully operational in 1989. The Company also owns a warehouse facility comprising approximately 475,000 square feet of building space on 10.5 acres of land at 1657 N. Kilpatrick Avenue, Chicago, Illinois. Additional warehouse and shipping facilities are located at the Company's principal manufacturing plant.

     The Company owns a 128,000 square foot manufacturing and warehousing facility in the City of Industry, California, which was constructed in 1982. In addition, in 1989, the Company purchased 8.36 acres of property, including an industrial building of approximately 150,000 square feet, adjacent to the facility.

     In July 1992, the Company agreed to lease an approximately 151,000 square foot facility located in Rolling Meadows, Illinois until 2012. The building includes offices and laboratories which will be used to accommodate the Company's existing research and development facility at 4401 West North Avenue. The relocation, expected to take place by January 1995, will allow for the expansion of the Company's principal manufacturing and operations facility. The lease contains ten (10) renewal options of five (5) years each, giving the Company the right to extend the term until 2062.

     The Company also leases or owns other smaller properties and facilities in various locations in the United States and in foreign countries.

     Although some of the Company's manufacturing plants were constructed a number of years ago, such plants, together with newer additions, are, in the opinion of management, deemed to be in good condition and sufficient for the Company's current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of fiscal 1994 to a vote of security holders.

     Information with respect to Executive Officers is given below:

        EXECUTIVE OFFICERS:

                  Title                         Name               Age
                  -----                         ----               ---

       Chairman of the Board               Gerald S. Gidwitz       87
       Vice Chairman of the Board          Joseph L. Gidwitz       89
       President and Chief Executive
        Officer                            Ronald J. Gidwitz       49
       Executive Vice President and
        Chief Operating Officer            Michael Goldman         57
       Executive Vice President            Gilbert P. Smith        57
       Senior Vice President               Charles G. Cooper       66
       Senior Vice President               Colin J. Morgan         58
       Vice President                      Richard W. Frank        50
       Vice President                      Thomas J. Gildea        50
       Vice President                      V. James Marino         44
       Vice President                      Robert K. Niles         49
       Vice President and
        Corporate Controller               Mary J. Oyer            45
       Vice President                      Robert Sack             57
       Vice President,
        Secretary and General Counsel      Roy A. Wentz            44
       Vice President                      Eugene Zeffren          52
       Treasurer                           Arthur A. Schneider     47

      Foreign-Based Officers:

       President and Managing Director,
       Helene Curtis United Kingdom
       and Vice President of the Company   Robert G. Kelly         50

       President, Helene Curtis Ltd.
       (Canada) and Vice President
       of the Company                      Jack D. Pogue           61


     Ronald J. Gidwitz is the son of Gerald S. Gidwitz; Joseph L. Gidwitz and Gerald S. Gidwitz are brothers.

     All executives have served in the capacities shown for the last five years except as follows: Charles G. Cooper, Richard W. Frank, Michael Goldman,
Robert G. Kelly, V. James Marino, Colin J. Morgan, Mary J. Oyer, Jack D. Pogue, Arthur A. Schneider, Gilbert P. Smith and Roy A. Wentz have been employed by the Company in other executive capacities for at least five years and were elected to the positions shown during this five-year period. Prior to joining the Company in 1991, Robert K. Niles served in various capacities for The Quaker Oats Company, most recently as Vice President, Human Resources for its Breakfast Division.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
          STOCK AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1994, under the caption "Common Stock Data," page 18.


ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1994, under the caption "Ten-Year Summary," pages 18-19.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1994, under the caption "Management's Discussion and Analysis," pages 20-21.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1994, see index in Part IV, Item 14 (a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors is incorporated by reference to the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held June 28, 1994, under the captions "Nominees for Directors," "Continuing Directors" and "Compliance with Section 16(a)," pages 6-7 and 21-22.
Information with respect to Executive Officers is set forth in Part I, Item 4.


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 28, 1994, under the caption "Executive Officer Compensation" but excluding information contained under "Compensation Committee Report on Executive Compensation," pages 9-11.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 28, 1994, under the captions "Principal Security Holders" and "Security Ownership of Management," pages 2-5.

     Changes in Control: The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 28, 1994, under the caption "Transactions with Affiliated Persons" and "Compensation Committee Interlocks and Insider Participation," pages 14 and 16.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

                                                       Page in Annual Report
                                                          to Stockholders
                                                          ---------------
(a)  1.   Financial Statements:

          Consolidated Statements of Earnings
          for the years ended February 28 or 29,
          1994, 1993 and 1992                                    22

          Consolidated Balance Sheets as of
          February 28, 1994 and 1993                             23

          Consolidated Statements of Cash Flows
          for the years ended February 28 or 29, 1994,
          1993 and 1992                                          24

          Consolidated Statements of Stockholders'
          Equity for the years ended February 28
          or 29, 1994, 1993, and 1992                            25

          Notes to Consolidated Financial Statements             26-32

          Independent Accountants' Report                        33

                                                              Page in This
                                                                 Report
                                                                 ------
(a)  2.   Financial Statement Schedules:

          Independent Accountants' Report                          19

          Schedules:
          For the years ended February 28 or 29, 1994,
          1993 and 1992

          V.   Property, Plant and Equipment                       20

          VI.  Accumulated Depreciation, Depletion and
               Amortization of Property, Plant and
               Equipment                                           21

          IX.  Short-Term Borrowings                               22

Notes:

     (1) All other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements or supplemental notes thereto.

(b)  Reports on Form 8-K
          During the last quarter of the fiscal year ended February 28, 1994, the Company did not file any reports on Form 8-K.

(c)  Exhibits

     3    (a)  The Certificate of Incorporation of Helene Curtis Industries,
               Inc., as amended, incorporated by reference to the Company's
               Annual Report listed on Form 10-K for the fiscal year ended
               February 29, 1992, Exhibit 3(a).

          (b) The bylaws of the Company, as amended, effective April 24, 1991. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1991,
               Exhibit 3(b).

     4    (a)  Letter of Credit Agreement dated as of October 1, 1986 between
               Helene Curtis, Inc. and Harris Trust and Savings Bank, relating to an Industrial Revenue bond refinancing. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1987, Exhibit 4(a).

          (b) Revolving Credit Agreement dated as of September 13, 1990 between Helene Curtis, Inc. and the Harris Trust and Savings Bank; The First National Bank of Chicago; Bank of America National Trust & Savings Association; NBD Bank, N.A., Mellon Bank, N.A.; Chemical Bank; The Industrial Bank of Japan, Limited; and The Mitsubishi Bank, Limited. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1991, Exhibit 4(c).

          (c) Note Purchase Agreement dated as of January 31, 1992 between Helene Curtis, Inc. and Nationwide Life Insurance Company, West Coast Life Insurance Company, Financial Horizons Life Insurance Company, Farmland Life Insurance Company and Wisconsin Health Care Liability Insurance Plan. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 29, 1992, Exhibit 4(d).

          (d) Note Agreement dated as of March 1, 1994 between Helene Curtis, Inc. and Connecticut Mutual Life Insurance Company, Connecticut General Life Insurance Company, Life Insurance Company of North America, Great-West Life and Annuity Insurance Company, Nationwide Life Insurance Company, Financial Horizons Life Insurance Company and Employers Life Insurance Company of Wausau.

     10   Executive Compensation Plans and Arrangements

          (a) Executive Pension Agreement. Incorporated by reference to the Helene Curtis, Inc. Annual Report filed on Form 10-K for the fiscal year ended February 28, 1981, Exhibit 10(a).

          (b) 1983 Stock Option Plan, as amended. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1989, Exhibit 3(d).

          (c) Death Benefit Agreement. Incorporated by reference to the Helene Curtis, Inc. Annual Report filed on Form 10-K for the fiscal year ended February 28, 1982, Exhibit 10(c).

          (d) Stockholder Value Creation Plan. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1987, Exhibit 10(g).

          (e) Directors Stock Option Plan. Incorporated by reference to the Proxy Statement for the Helene Curtis Industries, Inc. Annual Meeting of Stockholders held June 21, 1988.

          (f) 1992 Stock Option Plan. Incorporated by reference to the Proxy Statement for the Helene Curtis Industries, Inc. Annual Meeting of Stockholders held June 16, 1992.

          (g) 1994 Stock Appreciation Right Plan. Incorporated by reference to the Proxy Statement for Helene Curtis Industries, Inc. Annual Meeting of Stockholders held June 28, 1994.

          (h) Executive Management Incentive Plan. Incorporated by reference to the Proxy Statement for Helene Curtis Industries, Inc. Annual Meeting of Stockholders held June 28, 1994.

11        Statement Re Computation of Per Share Earnings.

13 Annual Report to Stockholders, for the fiscal year ended February 28, 1994 (only those portions incorporated by reference in this document are deemed "filed").

21        List of Subsidiaries.

22 Definitive Proxy Material for the Company's Annual Meeting of Stockholders to be held June 28, 1994, filed via EDGAR on May 25, 1994.

23        Consent of Coopers & Lybrand.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)             HELENE CURTIS INDUSTRIES, INC.



BY (SIGNATURE)           s/Ronald J. Gidwitz
(NAME AND TITLE)         President and Chief Executive Officer
DATE                     May 27, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



BY (SIGNATURE)           s/Marshall L. Burman
(NAME AND TITLE)         Marshall L. Burman, Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Frank W. Considine
(NAME AND TITLE)         Frank W. Considine, Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Charles G. Cooper
(NAME AND TITLE)         Charles G. Cooper, Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Gerald S. Gidwitz
(NAME AND TITLE)         Gerald S. Gidwitz, Chairman of the Board; Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Michael Goldman
(NAME AND TITLE)         Michael Goldman, Director
DATE                     May 27, 1994

BY (SIGNATURE)           s/Joseph L. Gidwitz
(NAME AND TITLE)         Joseph L. Gidwitz, Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Ronald J. Gidwitz
(NAME AND TITLE)         Ronald J. Gidwitz, President; Principal Executive
                         Officer; Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Mary J. Oyer
(NAME AND TITLE)         Mary J. Oyer, Vice President and Corporate
                         Controller; Principal Financial and Accounting Officer
DATE                     May 27, 1994


BY (SIGNATURE)           s/John C. Stetson
(NAME AND TITLE)         John C. Stetson, Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Abbie J. Smith
(NAME AND TITLE)         Abbie J. Smith, Director
DATE                     May 27, 1994


BY (SIGNATURE)           s/Gilbert P. Smith
(NAME AND TITLE)         Gilbert P. Smith, Director
DATE                     May 27, 1994

To the Stockholders and
Board of Directors
Helene Curtis Industries, Inc.





       Our report on the consolidated financial statements of Helene Curtis Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from Page 33 of the 1994 Annual Report to Stockholders of Helene
Curtis Industries, Inc. and Subsidiaries.   In connection with our audit of such
financial statements, we have also audited the related financial statement schedules listed in the index under item 14(a)2 on page 14 of this Form 10-K.

       In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be included therein.


BY (SIGNATURE)           s/COOPERS & LYBRAND
(NAME AND TITLE)         COOPERS & LYBRAND
                         Chicago, Illinois
DATE                     April 4, 1994

                 HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
           for the years ended February 28 or 29, 1994, 1993 and 1992
                          (Dollar Amounts in Thousands)


 Column A                        Column B       Column C    Column D       Column E      Column F
 --------                        --------       --------    --------       --------      --------
                                                                           Other
                                 Balance at                                Changes       Balance at
                                 Beginning      Additions    Sales and     Add           End of
Classification                   of Period      at Cost      Retirements   (Deduct) (a)  Period
- --------------                   ----------     ---------    -----------   ------------  ----------
Year ended Feb. 28, 1994:
  Land                           $ 16,129      $    --       $   --        $    13       $ 16,142
  Buildings & improvements         90,852       11,756           17           (320)       102,271
  Machinery & equipment           112,715       20,681        2,389         (2,995)       128,012
  Construction in progress         33,692       12,554 (b)       --             --         46,246
                                ---------      -------       ------        -------       --------
                                 $253,388      $44,991       $2,406        $(3,302)      $292,671
                                ---------      -------       ------        -------       --------
                                ---------      -------       ------        -------       --------

Year ended Feb. 28, 1993:
  Land                           $ 15,274      $   860       $   --        $    (5)      $ 16,129
  Buildings & improvements         80,637       10,821          194           (412)        90,852
  Machinery & equipment            98,941       20,147        1,209         (5,164)       112,715
  Construction in progress         30,139        3,553 (b)       --             --         33,692
                                ---------      -------       ------        -------       --------
                                 $224,991      $35,381       $1,403        $(5,581)      $253,388
                                ---------      -------       ------        -------       --------
                                ---------      -------       ------        -------       --------

Year ended Feb. 29, 1992:
  Land                           $ 15,273      $    --       $   --        $     1       $ 15,274
  Buildings & improvements         75,677        6,114        1,129            (25)        80,637
  Machinery & equipment            71,798       34,323        3,962         (3,218)        98,941
  Construction in progress         34,993       (4,854) (b)      --             --         30,139
                                ---------      -------       ------        -------       --------
                                 $197,741      $35,583       $5,091        $(3,242)      $224,991
                                ---------      -------       ------        -------       --------
                                ---------      -------       ------        -------       --------

Notes:
- -----
(a) Write-off of fully depreciated assets, transfers between classifications and the effect of the translation adjustment on property, plant and equipment of foreign subsidiaries.
(b)  Represents the net of additions at cost and transfers of completed assets.


                 HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES
              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
           for the years ended February 28 or 29, 1994, 1993 and 1992
                          (Dollar Amounts in Thousands)


 Column A                        Column B      Column C      Column D      Column E      Column F
 --------                        --------      --------      --------      --------      --------
                                               Additions
                                               Charged                     Other
                                 Balance at    to Costs                    Changes       Balance at
                                 Beginning     and           Sales and     Add           End of
Classification                   of Period     Expenses      Retirements   (Deduct) (a)  Period
- --------------                   ----------    ---------     -----------   ------------  ----------
Year ended Feb. 28, 1994:
  Buildings & improvements       $20,917       $ 5,640       $   16        $  (471)      $26,070
  Machinery & equipment           40,069        15,396        1,206         (2,927)       51,332
                                 -------       -------       ------        -------       -------
                                 $60,986       $21,036       $1,222        $(3,398)      $77,402
                                 -------       -------       ------        -------       -------
                                 -------       -------       ------        -------       -------

Year ended Feb. 28, 1993:
  Buildings & improvements       $16,747       $ 4,561       $  186        $  (205)      $20,917
  Machinery & equipment           31,145        14,510          718         (4,868)       40,069
                                 -------       -------       ------        -------       -------
                                 $47,892       $19,071       $  904        $(5,073)      $60,986
                                 -------       -------       ------        -------       -------
                                 -------       -------       ------        -------       -------

Year ended Feb. 29, 1992:
  Buildings & improvements       $13,880       $ 3,762       $  668        $  (227)      $16,747
  Machinery & equipment           25,122        12,206        2,846         (3,337)       31,145
                                 -------       -------       ------        -------       -------
                                 $39,002       $15,968       $3,514        $(3,564)      $47,892
                                 -------       -------       ------        -------       -------
                                 -------       -------       ------        -------       -------

Note:
- ----
(a) Write-off of fully depreciated assets, transfers between classifications and the effect of the translation adjustment on property, plant and equipment of foreign subsidiaries.


                HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
           for the years ended February 28 or 29, 1994, 1993 and 1992
                         (Dollars Amounts in Thousands)


Column A                         Column B      Column C      Column D      Column E      Column F
- --------                         --------      --------      --------      --------      --------
                                                             Maximum       Weighted      Weighted
                                                             Amount        Average       Average
                                                             Out-          Out-          Interest
Category of                                    Weighted      standing      standing      Rate
Aggregate                        Balance       Average       During        During        During
Short-Term                       at End        Interest      the           the           the
Borrowings                       of Period     Rate          Period(a)     Period(b)     Period(c)
- ----------                       ---------     --------      ---------     ---------     ---------
1994
- ----
  Domestic                       $3,000          3.8%        $29,100       $15,658         3.6%
  Foreign                         3,705          6.2%          5,917         4,373         6.3%
                                 ------                      -------       -------
                                  6,705                      $35,017       $20,031
                                                             -------       -------
                                                             -------       -------

  Current maturities of
   long-term debt                   656
                                 ------
                                 $7,361
                                 ------
                                 ------

1993
- ----
  Domestic                       $5,000          3.6%        $34,000       $18,232         4.1%
  Foreign                         3,724          7.5%          2,636         2,889         7.4%
                                 ------                      -------       -------
                                  8,724                      $36,636       $21,121
                                                             -------       -------
                                                             -------       -------

  Current maturities of
   long-term debt                   528
                                 ------
                                 $9,252
                                 ------
                                 ------

1992
- ----
  Domestic                       $    0            0%        $30,500       $12,675         6.0%
  Foreign                         3,082          9.0%          3,245         3,914        10.8%
                                 ------                      -------       -------
                                  3,082                      $33,745       $16,589
                                                             -------       -------
                                                             -------       -------

  Current maturities of
   long-term debt                   460
                                 ------
                                 $3,542
                                 ------
                                 ------


Notes:
- -----
(a) Maximum amount relates to consolidated total, not individual domestic and foreign components.
(b)  Computed by averaging the total month-end outstanding principal balances.
(c) Computed by dividing interest expense by the weighted average outstanding during the period.
