Form 10-Q
period 1994-05-31
CURTIS HELENE INDUSTRIES INC /DE/
filed 1994-07-14
CIK 745142

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-Q
                                    ---------
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended May 31, 1994
                  ------------

Commission File Number  1-8797
                        ------



                        Helene Curtis Industries, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    36-3398349
- -------------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)




       325 North Wells Street, Chicago, Illinois               60610
- -------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip code)



Registrant's telephone number, including area code   (312) 661-0222
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes   X     No
     ---         ---


Outstanding common stock at May 31, 1994 - $.50 par value
     Common          6,803,791 shares
     Class B Common  3,072,669 shares




Total number of pages:  11

Exhibit index is located at sequential page:  10

               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                        (Dollar amounts in thousands)


                                                 (Unaudited)
                                                   May 31,       February 28,
                                                    1994            1994
                                                 -----------     ------------
Assets
  Current assets:
    Cash and equivalents                          $ 13,802        $  2,802
    Receivables-net                                198,645         242,514
    Inventories                                    114,921         102,344
    Other current assets                            34,182          20,059
                                                  --------        --------

      Total current assets                         361,550         367,719
                                                  --------        --------

  Property, plant and equipment                    299,193         292,671
    Less accumulated depreciation                   82,894          77,402
                                                  --------        --------

      Net property, plant and equipment            216,299         215,269
                                                  --------        --------

  Other assets                                      28,554          29,495
                                                  --------        --------

  Total assets                                    $606,403        $612,483
                                                  ========        ========


Liabilities and stockholders' equity
  Current liabilities:
    Short-term debt                               $  7,453        $  7,361
    Accounts payable                                95,039          99,566
    Income taxes                                     4,093           8,401
    Advertising and promotion                       69,210          54,843
    Other accrued expenses                          50,228          46,353
                                                  --------        --------

      Total current liabilities                    226,023         216,524
  Long-term debt                                   141,811         160,990
  Deferred income taxes                             15,231          15,230
  Accrued retirement and other benefits             21,366          20,295
                                                  --------        --------

      Total liabilities                            404,431         413,039
                                                  --------        --------

  Stockholders' equity:
    Common Stock, issued 7,921,471 shares (May)
      and 7,921,471 shares (Feb.)                    3,961           3,961
    Class B Common Stock, issued 3,072,669
      shares (May) and 3,072,669 shares (Feb.)       1,536           1,536
    Capital in excess of par value                  40,548          40,548
    Retained earnings                              162,042         161,045
    Currency translation adjustment                  2,766           1,218
    Treasury shares (Common), 1,117,680
      (May) and 1,114,031 (Feb.), at cost           (8,881)         (8,864)
                                                  --------        --------

      Total stockholders' equity                   201,972         199,444
                                                  --------        --------

  Total liabilities and stockholders' equity      $606,403        $612,483
                                                  ========        ========



The accompanying notes are an integral part of the consolidated financial statements.

               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

             (Dollar amounts in thousands, except per-share data)


                                                 For the Three Months
                                                     Ended May 31,
                                              --------------------------
                                                1994              1993
                                              --------          --------
Net sales                                     $265,670          $243,372
                                              --------          --------

Costs and expenses:
  Cost of sales                                116,432           106,670
  Selling, general and administrative          144,449           133,413
  Interest                                       2,080             1,773
                                              --------          --------
                                               262,961           241,856
                                              --------          --------

Earnings before income taxes and
  cumulative effect of accounting change         2,709             1,516

Provision for income taxes                       1,273               682
                                              --------          --------

Earnings before cumulative effect
  of accounting change                           1,436               834


Cumulative effect of accounting change              --            (1,351)
                                              --------          --------


Net earnings (loss)                           $  1,436          $   (517)
                                              ========          ========

Net earnings (loss) per share:

  Earnings before cumulative effect
    of accounting change                      $    .15          $    .09

  Cumulative effect of accounting change            --              (.14)
                                              --------          --------

  Net earnings (loss)                         $    .15          $   (.05)
                                              ========          ========

Average number of shares outstanding         9,457,597         9,537,281
                                             =========         =========

Cash dividends per share:
  Common Stock                                $    .06          $    .06
  Class B Common Stock                        $    .01          $    .01



The accompanying notes are an integral part of the consolidated financial statements.

                HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                         (Dollar amounts in thousands)


                                                  For the Three Months Ended
                                                           May 31,
                                                  --------------------------
                                                     1994            1993
                                                   --------        --------
Cash flows from operating activities:
  Net earnings (loss)                              $  1,436        $   (517)

  Adjustments to net earnings (loss):
    Depreciation and amortization                     6,806           5,901
    Cumulative effect of accounting change               --           1,351
    Other                                               895             333
    Changes in operating assets and liabilities:
      Receivables-net                                47,122          66,926
      Inventories                                   (11,894)        (22,908)
      Other current assets                          (14,024)        (26,538)
      Payables and accrued expenses                   6,012         (13,583)
      Other                                             283          (4,028)
                                                   --------        --------
        Net cash provided by operating               36,636           6,937
         activities                                --------        --------

Cash flows from investing activities:
  Capital expenditures                               (6,516)         (8,456)
  Other                                                  (2)            (46)
                                                   --------        --------
        Net cash used by investing activities        (6,518)         (8,502)
                                                   --------        --------

Cash flows from financing activities:
  Proceeds from borrowings                              585           5,585
  Repayment of borrowings                           (19,780)         (1,152)
  Dividends paid                                       (439)           (435)
  Other                                                 (17)            115
                                                   --------        --------
        Net cash provided (used) by
         financing activities                       (19,651)          4,113
                                                   --------        --------

Effect of exchange rate changes on cash
 and equivalents                                        533             656
                                                   --------        --------

Increase in cash and equivalents                     11,000           3,204

Cash and equivalents at beginning of period           2,802           7,564
                                                   --------        --------

Cash and equivalents at end of period              $ 13,802        $ 10,768
                                                   ========        ========


Supplemental cash flow data:
  Cash paid during the period for:
    Interest                                       $  1,351        $  1,492
    Income taxes                                   $  6,793        $ 11,085



The accompanying notes are an integral part of the consolidated financial statements.

                HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 May 31, 1994

                        (Dollar amounts in thousands)



This interim financial information should be read in conjunction with the Company's consolidated financial statements and accompanying notes as reported in the Company's latest Annual Report on Form 10-K.


1.  BASIS OF PRESENTATION

    The consolidated financial information presented herein is unaudited, other than the consolidated balance sheet at February 28, 1994, which is derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation are reflected in the interim periods presented. The interim results of operations and cash flows are not necessarily indicative of the results for an entire fiscal year.
    Certain prior year amounts have been reclassified to conform to the current year's presentation.

    Advertising and promotion costs are generally expensed in the fiscal year incurred. For interim reporting purposes, such costs are charged to operations as a percentage of sales based on estimated sales and estimated advertising and promotion costs for the full year.


2.  SUPPLEMENTAL INFORMATION

    The consolidated statements of earnings include research and development costs of $6,659 and $5,313 for the three months ended May 31, 1994 and 1993, respectively.

              HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               May 31, 1994

                      (Dollar amounts in thousands)



3.  RECEIVABLES

    Receivables, principally trade, consist of the following amounts:


                                                 May 31,        February 28,
                                                  1994             1994

                                                --------        ------------
          Accounts receivable                   $155,369          $187,452

          Notes receivable                        48,528            60,161
                                                --------          --------
                                                 203,897           247,613

          Less allowance for doubtful accounts     5,252             5,099
                                                --------          --------

                                                $198,645          $242,514
                                                ========          ========



4.  INVENTORIES

    Inventories consist of the following components:


                                                 May 31,       February 28,
                                                  1994             1994
                                                --------        ------------
         Raw materials                          $ 28,832          $ 16,252

         Work in process                           2,440             2,037

         Finished goods                           83,649            84,055
                                                --------          --------

                                                $114,921          $102,344
                                                ========          ========


                HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                         (Dollar amounts in thousands)



RESULTS OF OPERATIONS

FIRST QUARTER ENDED MAY 31, 1994 vs. FIRST QUARTER ENDED MAY 31, 1993

Helene Curtis' consolidated net sales for the three months ended May 31, 1994 increased $22,298, or 9%, compared to the corresponding period last year. Higher U.S. sales across all categories in which the Company competes and the continued strength of the Company's international business contributed to the sales growth for the quarter.

Domestic net sales increased approximately 9%, compared to the corresponding period last year. This increase is due in part to the sales growth of the Company's hair care brands where Suave, Finesse and Salon Selectives recorded gains in a competitive and relatively flat market. These gains were partially offset by the lower sales of the Company's newest hair care brand -- Vibrance. Also contributing were sales in the antiperspirant/deodorant category where Degree recorded significant first quarter sales increases. Sales of the Company's skin care, baby care (newest product line with some early shipments in the first quarter of the current fiscal year) and professional hair care products were also higher compared to the prior year.

International net sales increased approximately 10%, compared to the corresponding period last year. This increase was due to higher sales in Japan -- a result of favorable currency translation and sales increases from the Company's newest brand -- Program -- launched in Japan at the end of the first quarter last year. Sales in Italy, the Company's newest wholly-owned subsidiary, and the United Kingdom also contributed to the increase in international net sales. Sales in the other foreign markets were down slightly in the quarter coming off of a strong fourth quarter and with most new product activity anticipated later in the year.

Cost of sales increased $9,762, or 9%, mainly due to higher sales volume. As a percent of net sales, cost of sales remained constant at 43.8% in the current period, compared to the prior year.

Selling, general and administrative expenses increased $11,036, or 8%. As a percent of net sales, these expenses decreased to 54.4% in the current period from 54.8% last year. The decrease as a percent of net sales was principally due to slightly lower selling and administrative expenses which were mostly offset by slightly higher advertising and promotion costs.

The effective tax rate was 47% in the current period, compared to 45% in the prior year.

Earnings before the cumulative effect of the accounting change increased to $1,436 from $834 in the prior year. The increase was primarily due to the increase in sales and the slight improvement in selling, general and administrative expenses as a percent of net sales.

              HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

                      (Dollar amounts in thousands)



FINANCIAL CONDITION AT MAY 31, 1994

Cash and equivalents increased to $13,802, compared with $2,802 at year end. The Company used cash provided from operating activities to fund capital expenditures and temporarily reduce debt levels.

Net cash provided from operating activities increased significantly to $36,636 from $6,937 in the first quarter of the prior year primarily due to the favorable cash flow impact of changes in operating assets and liabilities.
The decrease in receivables of $47,122 was largely due to lower sales for the current quarter compared to the fourth quarter of the prior year. The decrease in receivables was partly offset by the $11,894 increase in inventories and the $14,024 increase in other current assets as a result of the deferral of advertising and promotion costs during interim quarters. Working capital decreased to $135,527 at May 31, 1994, compared with $151,195 at February 28, 1994, and the current ratio decreased to 1.6:1 from 1.7:1.

Capital spending decreased to $6,516 from $8,456 in the first quarter of the prior year. Capital expenditures in both years included a large number of moderate investments primarily to increase the Company's manufacturing and distribution output and efficiencies.

The total debt to capitalization ratio decreased to 42.5%, compared with 45.8% at year end as total debt decreased to $149,264 from $168,351. The excess cash provided from the lower working capital needs was used for the repayment of borrowings. In March of 1994, the Company borrowed $50,000 under a private placement agreement whereby senior unsecured notes were issued. These notes mature in March 2001 and 2004. The funds were used for general corporate purposes and to refinance existing debt.

On April 12, 1994, the Company's Board of Directors declared a quarterly dividend of six cents per share to Common stockholders and one cent per share to Class B Common stockholders, payable May 27 to holders of record on May 13, 1994.

Management believes that funds provided from operations and present credit arrangements will be sufficient to meet the Company's anticipated working capital needs and capital expenditure requirements.

               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 28, 1994, the following matters were voted upon:

     1) Marshall L. Burman, Frank W. Considine and Ronald J. Gidwitz were re-elected as directors to serve until the 1997 Annual Meeting. The votes were cast in the following manner:

                                  FOR            WITHHELD
                                  ---            --------

         Marshall L. Burman    35,823,983         49,822
         Frank W. Considine    35,823,983         49,822
         Ronald J. Gidwitz     35,822,429         51,376

     2) The material terms of the Company's Executive Management Incentive Plan, which authorizes a performance-based bonus for certain executive officers, were ratified. The votes were cast in the following manner:

         For           35,565,840
         Against          265,406
         Abstain           42,559

     3) The material terms of the Company's 1994 Stock Appreciation Right Plan, which authorizes the issuance of up to 2,000,000 stock appreciation rights, were ratified. The votes were cast in the following manner:

         For           34,490,973
         Against        1,340,598
         Abstain           42,234

     4) The appointment of Coopers & Lybrand to serve as the Company's independent accountants for the fiscal year ended February 28, 1995 was ratified. The votes were cast in the following manner:

         For           35,845,917
         Against           11,115
         Abstain           16,773

               HELENE CURTIS INDUSTRIES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit A - Computations of Earnings per Share

         Matters Submitted to a Vote of Security Holders - Definitive Proxy Material for the Company's Annual Meeting of Stockholders held on June 28, 1994, filed via EDGAR on May 25, 1994.

    (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended May 31, 1994.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Helene Curtis Industries, Inc.
                                       ------------------------------
                                                       (Registrant)


     July 14, 1994
- ------------------------
       (Date)



                                                /S/ MARY J. OYER
                                       --------------------------------------
                                               (Signature)
                                       MARY J. OYER
                                         Vice President, Corporate Controller
                                           and Principal Accounting Officer