Form 10-Q
period 1994-08-31
CURTIS HELENE INDUSTRIES INC /DE/
filed 1994-10-14
CIK 745142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR QUARTERLY PERIOD ENDED AUGUST 31, 1994

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



                                  (312) 661-0222
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X     No
                                            -----      -----



At August 31, 1994, there were 6,803,791 shares of Common Stock and 3,072,669 shares of Class B Common Stock outstanding.

                 Helene Curtis Industries, Inc. and Subsidiaries
                                      Index


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated Statements of Earnings for the
            Three and Six Months Ended August 31, 1994 and 1993              3

          Consolidated Balance Sheets as of August 31, 1994 and
            February 28, 1994                                                4

          Consolidated Statements of Cash Flows for the Six Months Ended
            August 31, 1994 and 1993                                         5

          Notes to Consolidated Financial Statements                       6-7


  Item 2. Management's Discussion and Analysis                            8-10


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                  11


SIGNATURE                                                                   11


EXHIBIT 11 - Computation of Earnings Per Share                              12

EXHIBIT 27 - Financial Data Schedule (submitted with EDGAR filing)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 Helene Curtis Industries, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per-share data)




                                                         For the Three Months           For the Six Months
                                                           Ended August 31,              Ended August 31,
                                                       -------------------------     -------------------------
                                                          1994           1993           1994           1993
                                                       ----------     ----------     ----------     ----------

Net sales                                              $  352,539     $  338,135     $  618,209     $  581,507
                                                       ----------     ----------     ----------     ----------

Costs and expenses:
     Cost of sales                                        159,575        153,314        276,007        259,984
     Selling, general and administrative                  178,231        174,664        322,680        308,077
     Interest                                               2,285          1,923          4,365          3,696
                                                       ----------     ----------     ----------     ----------
                                                          340,091        329,901        603,052        571,757
                                                       ----------     ----------     ----------     ----------

Earnings before income taxes and
     cumulative effect of accounting change                12,448          8,234         15,157          9,750
Provision for income taxes                                  5,851          3,998          7,124          4,680
                                                       ----------     ----------     ----------     ----------

Earnings before cumulative effect
     of accounting change                                   6,597          4,236          8,033          5,070
Cumulative effect of accounting change                         --             --             --         (1,351)
                                                       ----------     ----------     ----------     ----------

Net earnings                                           $    6,597     $    4,236     $    8,033     $    3,719
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Net earnings per share:
     Earnings before cumulative effect
         of accounting change                                $.70           $.44           $.85           $.53
     Cumulative effect of accounting change                    --             --             --           (.14)
                                                       ----------     ----------     ----------     ----------

     Net earnings                                      $      .70     $      .44     $      .85     $      .39
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Average number of shares outstanding                    9,476,716      9,447,809      9,467,156      9,492,545
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Cash dividends per share:
     Common Stock                                      $      .06     $      .06     $      .12     $      .12
     Class B Common Stock                              $      .06     $      .06     $      .07     $      .07


The accompanying notes are an integral part of the consolidated financial statements.

                 Helene Curtis Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     (Unaudited)
                                                     August 31,   February 28,
                                                        1994          1994
                                                     -----------  ------------

Assets
  Current assets:
    Cash and equivalents                               $  15,059    $   2,802
    Receivables-net                                      246,702      242,514
    Inventories                                          110,879      102,344
    Other current assets                                  21,163       20,059
                                                       ---------    ---------
      Total current assets                               393,803      367,719
                                                       ---------    ---------

  Property, plant and equipment                          304,047      292,671
    Less accumulated depreciation                         88,595       77,402
                                                       ---------    ---------

      Net property, plant and equipment                  215,452      215,269
                                                       ---------    ---------

  Other assets                                            27,300       29,495
                                                       ---------    ---------

  Total assets                                         $ 636,555    $ 612,483
                                                       ---------    ---------
                                                       ---------    ---------

Liabilities and stockholders' equity
  Current liabilities:
    Short-term debt                                    $   5,519    $   7,361
    Accounts payable                                     115,646       99,566
    Income taxes                                           8,427        8,401
    Advertising and promotion                             59,801       54,843
    Other accrued expenses                                53,005       46,353
                                                       ---------    ---------


      Total current liabilities                          242,398      216,524

  Long-term debt                                         146,570      160,990
  Deferred income taxes                                   15,231       15,230
  Accrued retirement and other benefits                   22,389       20,295
                                                       ---------    ---------

    Total liabilities                                    426,588      413,039
                                                       ---------    ---------

  Stockholders' equity:
    Common Stock, issued 7,921,471 shares                  3,961        3,961
    Class B Common Stock, issued 3,072,669 shares          1,536        1,536
    Capital in excess of par value                        40,628       40,548
    Retained earnings                                    168,047      161,045
    Currency translation adjustment                        4,771        1,218
    Treasury shares (Common), 1,117,680
      (Aug.) and 1,114,031 (Feb.), at cost                (8,976)      (8,864)
                                                       ---------    ---------

      Total stockholders' equity                         209,967      199,444
                                                       ---------    ---------

  Total liabilities and stockholders' equity           $ 636,555    $ 612,483
                                                       ---------    ---------
                                                       ---------    ---------


The accompanying notes are an integral part of the consolidated financial statements.

                 Helene Curtis Industries, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                      For the Six Months Ended
                                                             August 31,
                                                      ------------------------
                                                        1994            1993
                                                      --------        --------


Cash flows from operating activities:
  Net earnings                                        $  8,033        $  3,719

  Adjustments to net earnings:
    Depreciation and amortization                       13,625          12,287
    Cumulative effect of accounting change                  --           1,351
    Other                                                2,873             804
    Changes in operating assets and liabilities:
      Receivables-net                                    3,559          25,637
      Inventories                                       (6,775)         (3,360)
      Other current assets                                (815)        (18,808)
      Payables and accrued expenses                     19,683          (3,115)
      Other                                                542          (8,189)
                                                      --------        --------
        Net cash provided by operating activities       40,725          10,326
                                                      --------        --------

Cash flows from investing activities:
  Capital expenditures                                 (12,198)        (19,863)
  Other                                                     78             (88)
                                                      --------        --------
        Net cash used by investing activities          (12,120)        (19,951)
                                                      --------        --------

Cash flows from financing activities:
  Proceeds from borrowings                               3,317           5,930
  Repayment of borrowings                              (19,948)         (2,650)
  Dividends paid                                        (1,031)         (1,027)
  Other                                                    (32)          1,754
                                                      --------        --------
        Net cash provided (used) by financing
         activities                                    (17,694)          4,007
                                                      --------        --------

Effect of exchange rate changes on cash and
 equivalents                                             1,346           1,353
                                                      --------        --------

Increase (decrease) in cash and equivalents             12,257          (4,265)

Cash and equivalents at beginning of period              2,802           7,564
                                                      --------        --------

Cash and equivalents at end of period                 $ 15,059        $  3,299
                                                      --------        --------
                                                      --------        --------


The accompanying notes are an integral part of the consolidated financial statements.

                 Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected therein. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

     These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in the Company's annual report to stockholders for the year ended February 28, 1994. The consolidated balance sheet as of February 28, 1994 is derived from these audited financial statements.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Advertising and promotion costs are generally expensed in the fiscal year incurred. For interim reporting purposes, such costs are charged to operations as a percentage of sales, based on estimated sales and estimated advertising and promotion costs for the full year.



2.   SUPPLEMENTAL INFORMATION

     The consolidated statements of earnings include research and development costs of $7,102 and $13,761 for the three and six months ended August 31, 1994, respectively, and $6,326 and $11,639 for the three and six months ended August 31, 1993, respectively.

                 Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)


3.   RECEIVABLES-NET

     Receivables-net, principally trade, consist of the following amounts:


                                             August 31, 1994  February 28, 1994
                                             ---------------  -----------------

       Accounts receivable                       $194,805          $187,452

       Notes receivable                            57,480            60,161
                                                 --------          --------

            Total                                 252,285           247,613

       Less allowance for doubtful accounts         5,583             5,099
                                                 --------          --------

            Net                                  $246,702          $242,514
                                                 --------          --------
                                                 --------          --------


4.   INVENTORIES

     Inventories consist of the following components:


                                             August 31, 1994  February 28, 1994
                                             ---------------  -----------------

       Raw materials                             $ 26,976          $ 16,252

       Work in process                              1,387             2,037

       Finished goods                              82,516            84,055
                                                 --------          --------

            Total                                $110,879          $102,344
                                                 --------          --------
                                                 --------          --------


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

                 Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1994 AND 1993
                             (Dollars in thousands)



Consolidated net sales for the three months ended August 31, 1994 increased $14,404, or 4%, compared with the corresponding period last year. The second quarter launch of new Suave Baby Care products and the continued strength of the Company's international business contributed to the sales growth for the quarter.

Domestic net sales increased approximately 4%, compared with the corresponding period last year. This increase is attributable to the Suave Baby Care introduction (which appeared in stores nationwide in August) and growth in sales of the Company's professional hair care products. Also contributing to the increase were higher sales in the antiperspirant/deodorant category as well as significant growth in sales of skin care products. These gains were partially offset by a decline in sales for Vibrance hair care products.

International net sales increased approximately 6%, compared with the corresponding period last year. This increase was attributable, in part, to higher sales in Canada (in spite of unfavorable currency translation) driven by Salon Selectives hair care products and Degree antiperspirant/deodorant. Sales in the United Kingdom, Italy and Scandinavia also contributed to the increase in international net sales.

Cost of sales increased $6,261, or 4%, as a result of higher sales volume. As a percent of net sales, cost of sales remained constant at 45.3% in the current period compared with the prior year.

Selling, general and administrative expenses increased $3,567, or 2%. As a percent of net sales, these expenses decreased to 50.6% in the current period from 51.7% last year. The decrease as a percent of net sales was principally attributable to lower advertising costs for Vibrance hair care products and slower growth in administrative expenses which were offset, in part, by higher research and development costs.

The effective tax rate was 47% in the current period compared with 49% in the prior year, primarily as a result of a higher proportion of total profitability attributable to domestic operations which has a lower tax rate.

Net earnings increased to $6,597 from $4,236 in the prior year. The increase was primarily attributable to the increase in net sales and the lower advertising and administrative expenses as a percent of net sales.

                 Helene Curtis Industries, Inc. and Subsidiaries
       RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 1994 AND 1993
                             (Dollars in thousands)



Consolidated net sales for the six months ended August 31, 1994 increased $36,702, or 6%, compared with the corresponding period last year. Higher U.S. sales across all product categories and the continued strength of the Company's international business contributed to the sales growth for the first half of the year.

Domestic net sales increased approximately 6%, compared to the corresponding period last year. This increase is largely attributable to the Company's sales of Suave Baby Care (launched in the second quarter of the current fiscal year) and increases in the antiperspirant/deodorant category where Degree recorded significant first half sales increases. Higher sales of the Company's skin care and professional hair care products also contributed to the increase in domestic net sales. There was moderate sales growth in the Company's hair care brands where Suave, Finesse and Salon Selectives recorded gains which were offset by a decline in sales for Vibrance.

International net sales increased approximately 8%, compared with the corresponding period last year. This increase was attributable to higher sales in Japan as a result of favorable currency translation and Italy where the Company's newest wholly-owned subsidiary was formed in the second quarter of last year. Canada and the United Kingdom also contributed to the increase in international net sales.

Cost of sales increased $16,023, or 6%, due to higher sales volume. As a percent of net sales, cost of sales decreased slightly to 44.6% in the current period from 44.7% last year.

Selling, general and administrative expenses increased $14,603, or 5%. As a percent of net sales, these expenses decreased to 52.2% in the current period from 53.0% last year. The decrease as a percent of net sales was primarily attributable to reduced administrative expenses coupled with slower growth in advertising and selling costs. These cost improvements were offset, in part, by higher research and development costs.

The effective tax rate was 47% in the current period compared with 48% in the prior year, primarily as a result of a higher proportion of total profitability attributable to domestic operations which has a lower tax rate.

Earnings before the cumulative effect of an accounting change increased to $8,033 from $5,070 in the prior year. The increase was primarily attributable to the increase in net sales and lower selling, general and administrative expenses as a percent of net sales.

                 Helene Curtis Industries, Inc. and Subsidiaries
              FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
                             (Dollars in thousands)



Cash and equivalents increased to $15,059, compared with $2,802 at year end. The Company used cash provided from operating activities to fund capital expenditures and temporarily reduce debt levels.

Net cash provided from operating activities increased significantly to $40,725 from $10,326 in the first half of the prior year, primarily attributable to the favorable cash flow impact of a reduction in net operating assets and increase in net earnings. The increase in payables and accrued expenses of $19,683 was largely attributable to the timing of payments for raw material purchases and advertising and promotion activities. The decrease in receivables of $3,559 was largely due to lower sales for the current quarter in Japan (excluding the impact of exchange rate changes) compared with the fourth quarter of the prior year and the timing of domestic sales within the quarter. The impact of these changes was partly offset by a $6,775 increase in inventories attributable to the Company's newest product introduction -- Suave Baby Care. Working capital increased slightly to $151,405 at August 31, 1994, compared with $151,195 at February 28, 1994. The current ratio decreased to 1.62:1 from 1.70:1.

Capital spending decreased to $12,198 from $19,863 in the first half of the prior year. Capital expenditures in both years included a large number of moderate investments primarily to increase the Company's manufacturing and distribution capabilities and efficiencies.

The total debt-to-total capital ratio decreased to 42.0%, compared with 45.8% at year end as total debt decreased to $152,089 from $168,351. The excess cash provided from reduced net operating assets was used for the repayment of borrowings. In March 1994, the Company borrowed $50,000 under a private placement agreement whereby senior unsecured notes were issued. These notes mature in March 2001 and 2004. The funds were used for general corporate purposes and to refinance existing debt.

On July 12, 1994, the Company's Board of Directors declared a quarterly dividend of six cents per share to both the Common and Class B Common stockholders, payable August 26 to holders of record on August 12, 1994.

Management believes that funds provided from operations and present credit arrangements will be sufficient to meet the Company's anticipated working capital and capital spending needs.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 11 - Computations of Earnings per Share

          Exhibit 27 - Financial Data Schedule(submitted with EDGAR filing)

     (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended August 31, 1994.








                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Helene Curtis Industries, Inc.



October 14, 1994                   By:  /S/ Mary J. Oyer

                                        Mary J. Oyer
                                        Vice President, Corporate Controller
                                          and Principal Accounting Officer

                                   EXHIBIT 11

                 Helene Curtis Industries, Inc. and Subsidiaries
                       COMPUTATIONS OF EARNINGS PER SHARE
                  (Dollars in thousands, except per-share data)




                                                         For the Three Months           For the Six Months
                                                           Ended August 31,              Ended August 31,
                                                       -------------------------    --------------------------
                                                          1994           1993           1994           1993
                                                       ----------     ----------    -----------     ----------

Primary earnings per share:

     Net earnings                                      $    6,597     $    4,236     $    8,033     $    3,719
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

     Weighted average number of
      shares outstanding:
          Common and Class B
               Common Shares                            9,443,460      9,422,710      9,443,622      9,404,024
          Common stock equivalents                         33,256         25,099         23,534         88,521
                                                       ----------     ----------     ----------     ----------

               Total                                    9,476,716      9,447,809      9,467,156      9,492,545
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

     Primary earnings per share                        $      .70     $      .44     $      .85     $      .39
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


Fully diluted earnings per share:

     Net earnings                                      $    6,597     $    4,236     $    8,033     $    3,719
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

     Weighted average number of
      shares outstanding:
          Common and Class B
               Common Shares                            9,443,460      9,422,710      9,443,622      9,404,024
          Common stock equivalents                         76,091         23,577         70,065         62,872
                                                       ----------     ----------     ----------     ----------

               Total                                    9,519,551      9,446,287      9,513,687      9,466,896
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


     Fully diluted earnings per share                  $      .69     $      .44     $      .84     $      .39
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------


NOTE:
Fully diluted amounts are not included on the face of the consolidated statements of earnings because they differfrom primary earnings per share by less than 3%.