Form 10-Q
period 1994-11-30
CURTIS HELENE INDUSTRIES INC /DE/
filed 1995-01-13
CIK 745142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

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


At November 30, 1994, there were 6,808,825 shares of Common Stock and 3,062,369 shares of Class B Common Stock outstanding.

                 Helene Curtis Industries, Inc. and Subsidiaries
                                      Index


                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Statements of Earnings for the Three and
            Nine Months Ended November 30, 1994 and 1993                    3

          Consolidated Balance Sheets as of November 30, 1994 and           4
            February 28, 1994

          Consolidated Statements of Cash Flows for the Nine
            Months Ended November 30, 1994 and 1993                         5

          Notes to Consolidated Financial Statements                      6-7


 Item 2.  Management's Discussion and Analysis                           8-10


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                 11


SIGNATURE                                                                  11


EXHIBIT 11 - Computation of Earnings Per Share                             12


EXHIBIT 27 - Financial Data Schedule (submitted with EDGAR filing)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 Helene Curtis Industries, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands, except per-share data)



                                               For the Three Months                 For the Nine Months
                                                 Ended November 30,                   Ended November 30,
                                             ------------------------            -------------------------
                                                1994             1993               1994            1993
                                             ---------       ---------           ---------      ----------
Net sales                                    $ 282,370       $ 266,918           $ 900,579      $  848,425
                                             ---------      ----------           ---------      ----------

Costs and expenses:
   Cost of sales                               127,007         120,060             403,014         380,044
   Selling, general and administrative         146,832         139,688             469,512         447,765
   Interest                                      2,186           1,830               6,551           5,526
                                             ---------      ----------           ---------      ----------
                                               276,025         261,578             879,077         833,335
                                             ---------      ----------           ---------      ----------

Earnings before income taxes and
   cumulative effect of accounting change        6,345           5,340              21,502          15,090
Provision for income taxes                       2,982           2,563              10,106           7,243
                                             ---------      ----------           ---------      ----------

Earnings before cumulative effect
   of accounting change                          3,363           2,777              11,396           7,847
Cumulative effect of accounting change              --              --                  --          (1,351)
                                             ---------      ----------           ---------      ----------

Net earnings                                 $   3,363      $    2,777           $  11,396      $    6,496
                                             ---------      ----------           ---------      ----------
                                             ---------      ----------           ---------      ----------

Net earnings per share:
   Earnings before cumulative effect
      of accounting change                   $     .35      $      .30           $    1.20      $      .83
   Cumulative effect of accounting change           --              --                  --            (.14)
                                             ---------      ----------           ---------      ----------

   Net earnings                              $     .35      $      .30           $    1.20      $      .69
                                             ---------      ----------           ---------      ----------
                                             ---------      ----------           ---------      ----------

Average number of shares outstanding         9,525,498       9,459,415           9,486,604       9,481,501
                                             ---------      ----------           ---------      ----------
                                             ---------      ----------           ---------      ----------
Cash dividends per share:
   Common Stock                               $    .06      $      .06           $     .18      $      .18
   Class B Common Stock                       $    .06      $      .06           $     .13      $      .13


The accompanying notes are an integral part of the consolidated financial statements.

                 Helene Curtis Industries, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     (Unaudited)
                                                     November 30,   February 28,
                                                         1994           1994
                                                     ----------      ----------
Assets
   Current assets:
      Cash and equivalents                           $   10,544      $    2,802
      Receivables-net                                   204,894         242,514
      Inventories                                       130,406         102,344
      Other current assets                               30,115          20,059
                                                     ----------      ----------

         Total current assets                           375,959         367,719
                                                     ----------      ----------

   Property, plant and equipment                        309,127         292,671
      Less accumulated depreciation                      94,600          77,402
                                                     ----------      ----------

         Net property, plant and equipment              214,527         215,269
                                                     ----------      ----------

   Other assets                                          26,723          29,495
                                                     ----------      ----------

   Total assets                                      $  617,209      $  612,483
                                                     ----------      ----------
                                                     ----------      ----------

Liabilities and stockholders' equity
   Current liabilities:
      Short-term debt                                $    5,980      $    7,361
      Accounts payable                                  116,917          99,566
      Income taxes                                        9,859           8,401
      Advertising and promotion                          54,505          54,843
      Other accrued expenses                             53,296          46,353
                                                     ----------      ----------

         Total current liabilities                      240,557         216,524
   Long-term debt                                       124,190         160,990
   Deferred income taxes                                 15,231          15,230
   Accrued retirement and other benefits                 23,418          20,295
                                                     ----------      ----------

         Total liabilities                              403,396         413,039
                                                     ----------      ----------

   Stockholders' equity:
      Common Stock, issued 7,931,771 shares
         (Nov.) and 7,921,471 shares (Feb.)               3,966           3,961
      Class B Common Stock, issued 3,062,369
         shares (Nov.) and 3,072,669 shares (Feb.)        1,531           1,536
      Capital in excess of par value                     42,009          40,548
      Retained earnings                                 170,817         161,045
      Currency translation adjustment                     6,078           1,218
      Treasury shares (Common), 1,122,946
         (Nov.) and 1,114,031 (Feb.), at cost           (10,588)         (8,864)
                                                     ----------      ----------

         Total stockholders' equity                     213,813         199,444
                                                     ----------      ----------

   Total liabilities and stockholders' equity        $  617,209      $  612,483
                                                     ----------      ----------
                                                     ----------      ----------

The accompanying notes are an integral part of the consolidated financial statements.

                 Helene Curtis Industries, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                       For the Nine Months Ended
                                                             November 30,
                                                     ---------------------------
                                                         1994            1993
                                                     ----------      -----------
Cash flows from operating activities:
  Net earnings                                       $   11,396      $    6,496

  Adjustments to net earnings:
    Depreciation and amortization                        21,592          18,664
    Cumulative effect of accounting change                   --           1,351
    Other                                                 3,808             267
    Changes in operating assets and liabilities:
       Receivables-net                                   48,870          70,419
       Inventories                                      (25,439)        (14,234)
       Other current assets                              (9,625)        (25,406)
       Payables and accrued expenses                     13,519         (15,007)
       Other                                                (63)         (7,974)
                                                     ----------      ----------
         Net cash provided by operating activities       64,058          34,506
                                                     ----------      ----------

Cash flows from investing activities:
    Capital expenditures                                (17,824)        (30,498)
    Other                                                   117             195
                                                     ----------      ----------
       Net cash used by investing activities            (17,707)        (30,303)
                                                     ----------      ----------

Cash flows from financing activities:
  Proceeds from borrowings                                3,675           6,455
  Repayment of borrowings                               (42,323)        (14,050)
  Dividends paid                                         (1,624)         (1,621)
  Other                                                    (263)          1,842
                                                     ----------      ----------
    Net cash used by financing activities               (40,535)         (7,374)
                                                     ----------      ----------

Effect of exchange rate changes on cash and
 equivalents                                              1,926           1,328
                                                     ----------      ----------

Increase (decrease) in cash and equivalents               7,742          (1,843)

Cash and equivalents at beginning of period               2,802           7,564
                                                     ----------      ----------

Cash and equivalents at end of period                $   10,544      $    5,721
                                                     ----------      ----------
                                                     ----------      ----------


The accompanying notes are an integral part of the consolidated financial statements.

                 Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)






1.  BASIS OF PRESENTATION

    The interim consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected herein. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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



2.  SUPPLEMENTAL INFORMATION

    The consolidated statements of earnings include research and development costs of $6,720 and $20,481 for the three and nine months ended November 30, 1994, respectively, and $5,313 and $16,952 for the three and nine months ended November 30, 1993, respectively.

                 Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)





3.  RECEIVABLES-NET

    Receivables-net, principally trade, consist of the following amounts:


                                         November 30, 1994    February 28, 1994
                                         -----------------    -----------------
    Accounts receivable                       $154,527             $187,452

    Notes receivable                            56,322               60,161
                                              --------             --------
         Total                                 210,849              247,613

    Less allowance for doubtful accounts         5,955                5,099
                                              --------             --------

         Net                                  $204,894             $242,514
                                              --------             --------
                                              --------             --------

4.  INVENTORIES

    Inventories consist of the following components:


                                         November 30, 1994     February 28, 1994
                                         -----------------     -----------------
        Raw materials                       $   29,492            $  16,252

        Work in process                          1,710                2,037

        Finished goods                          99,204               84,055
                                              --------             --------

             Total                            $130,406             $102,344
                                              --------             --------
                                              --------             --------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

                 Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                             (Dollars in thousands)


Consolidated net sales for the three months ended November 30, 1994 increased $15,452, or 6%, compared with the corresponding period last year.

Domestic net sales increased 5%, compared with the corresponding period last year and accounted for 59% of consolidated net sales. This increase was attributable to the Suave Baby Care introduction (which appeared in stores nationwide in August) and growth in sales of Suave hair care products. Also contributing to the increase was significant growth in sales of skin care products. These gains were partially offset by a decline in sales for Salon Selectives and the Company's professional hair care products.

International net sales increased 7%, compared with the corresponding period last year and represented 41% of consolidated net sales. This increase was attributable to higher sales in Japan driven by Salon Selectives hair care products and favorable currency translation. Sales increases in U.S. exports, the United Kingdom, Australia and New Zealand also contributed to the increase in international net sales. These gains were partially offset by a decline in sales in Canada, Italy and Scandinavia.

Cost of sales increased $6,947, or 6%, as a result of higher sales volume. As a percent of net sales, cost of sales remained constant at 45.0% in the current period compared with the prior year.

Selling, general and administrative expenses increased $7,144, or 5%. As a percent of net sales, these expenses decreased to 52.0% in the current period from 52.3% last year. The decrease as a percent of net sales was principally attributable to lower advertising costs for Vibrance hair care products which were offset, in part, by higher selling, research and development, and administrative costs.

Interest expense increased $356, or 19%, as the higher cost of borrowing was partially offset by lower levels of borrowing compared to the prior year. At November 30, 1994, fixed-rate borrowings represented over one-half of the total debt outstanding.

The effective tax rate was 47% in the current period compared with 48% in the prior year, primarily as a result of a higher proportion of total profitability attributable to domestic operations which have a lower tax rate.

Net earnings increased to $3,363 from $2,777 in the prior year. The increase was primarily attributable to the increase in net sales and the lower advertising expenses as a percent of net sales.

                 Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - NINE MONTHS ENDED NOVEMBER 30, 1994 AND 1993
                             (Dollars in thousands)


Consolidated net sales for the nine months ended November 30, 1994 increased $52,154, or 6%, compared with the corresponding period last year.

Domestic net sales increased 5%, compared to the corresponding period last year and accounted for 63% of consolidated net sales. This increase is largely attributable to the Company's sales of Suave Baby Care (launched in the second quarter of the current fiscal year) and increases in the skin care category where Suave Skin Lotion recorded significant nine month sales increases. There was moderate sales growth in the Company's hair care brands where Suave, Finesse and Salon Selectives recorded gains which were offset by a decline in sales for Vibrance.

International net sales increased 8%, compared with the corresponding period last year and represented 37% of consolidated net sales. This increase was attributable to higher sales in Japan which benefited from favorable currency translation and Italy where the Company's newest wholly-owned subsidiary was formed in the second quarter of last year. Sales increases in U.S. exports and the United Kingdom also contributed to the increase in international net sales.


Cost of sales increased $22,970, or 6%, due to higher sales volume. As a percent of net sales, cost of sales remained constant at 44.8% in the current period compared with the prior year.

Selling, general and administrative expenses increased $21,747, or 5%. As a percent of net sales, these expenses decreased to 52.1% in the current period from 52.8% last year. The decrease as a percent of net sales was primarily attributable to slower growth in advertising and promotion costs. These cost improvements were offset, in part, by higher research and development costs.

Interest expense increased $1,025, or 19%, as the higher cost of borrowing was partially offset by lower levels of borrowing compared to the prior year. At November 30, 1994, fixed-rate borrowings represented over one-half of the total debt outstanding.

The effective tax rate was 47% in the current period compared with 48% in the prior year, primarily as a result of a higher proportion of total profitability attributable to domestic operations which have a lower tax rate.

Earnings before the cumulative effect of an accounting change increased to $11,396 from $7,847 in the prior year. The increase was primarily attributable to the increase in net sales and lower advertising and promotion costs as a percent of net sales.

                 Helene Curtis Industries, Inc. and Subsidiaries
              FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
                             (Dollars in thousands)



Cash and equivalents increased to $10,544, compared with $2,802 at year end. The Company used cash provided from operating activities to fund capital expenditures and reduce debt.

Net cash provided from operating activities increased significantly to $64,058 from $34,506 in the first nine months of the prior year. This increase was primarily attributable to the favorable cash flow impact of a reduction in net operating assets and increase in net earnings. The decrease in receivables of $48,870 was largely due to lower sales for the current quarter in the U.S. compared with the fourth quarter of the prior year. The increase in payables and accrued expenses of $13,519 was largely attributable to the timing of payments for raw material purchases and higher compensation-related accruals based on the Company's improved earnings. The impact of these changes was partially offset by an increase of $25,439 in inventories in preparation for sales anticipated in the fourth quarter (historically the largest sales quarter of the year) and as a result of the Company's newest product introduction -- Suave Baby Care. The increase in other current assets of $9,625 was attributable to the deferral of advertising and promotion costs during interim quarters. Working capital decreased to $135,402 at November 30, 1994, compared with $151,195 at February 28, 1994. The current ratio decreased to 1.56:1 from 1.70:1.

Capital spending decreased to $17,824 from $30,498 in the first nine months of the prior year. Capital expenditures in both years included a large number of smaller investments primarily to increase the Company's manufacturing and distribution capabilities and efficiencies.

The total-debt-to-total-capital ratio decreased to 37.8%, compared with 45.8% at year end as total debt decreased to $130,170 from $168,351. The excess cash provided from reduced net operating assets was used for the repayment of borrowings. In March 1994, the Company borrowed $50,000 under a private placement agreement whereby senior unsecured notes were issued. These notes mature in March 2001 and 2004. The funds were used for general corporate purposes and to refinance existing debt.

On October 17, 1994, the Company's Board of Directors declared a quarterly dividend of six cents per share to both the Common and Class B Common stockholders, payable November 25 to holders of record on November 10, 1994.

Management believes that funds provided from operations and present credit arrangements will be sufficient to meet the Company's anticipated working capital and capital spending needs.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 11 - Computations of Earnings per Share

        Exhibit 27 - Financial Data Schedule (submitted with EDGAR filing)


   (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended November 30, 1994.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Helene Curtis Industries, Inc.





January 13, 1995                    By:   /S/ Mary J. Oyer

                                          Mary J. Oyer
                                          Vice President, Corporate Controller
                                          and Principal Accounting Officer