Form 10-K
CURTIS HELENE INDUSTRIES INC /DE/
filed 1995-05-25
CIK 745142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995
                           COMMISSION FILE NO. 1-8797

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

     Registrant's telephone number, including area code: 312-661-0222

     Securities registered pursuant to Section 12(b) of the Act:

                                                            NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                             ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
       Common Stock -- $.50 par value                      New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes /X/                         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of Common Stock (par value $.50 per share) held by non-affiliates of the registrant on May 17, 1995, based on the closing price as reported in the Wall Street Journal on May 18, 1995: Approximately $214,207,074.

     Number of shares of Common Stock (par value $.50 per share) outstanding as of May 17, 1995: 6,847,730.

     Number of shares of Class B Common Stock (par value $.50 per share) outstanding as of May 17, 1995: 3,048,029 (such shares are generally non-transferable, but are convertible share-for-share into Common Stock).

     The Proxy Statement filed on or before May 25, 1995, for the Annual Meeting of Stockholders scheduled for June 27, 1995, is partially incorporated by reference into Part III, Items 10, 11, 12 and 13; and Part IV, Item 14, excluding the sections entitled "Compensation Committee Report" and "Common Stock Performance." The Annual Report to Stockholders for the fiscal year ended February 28, 1995, is partially incorporated by reference into Part I, Part II and Part IV.

                      Exhibit index is located at page 12.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE
Part I


            -  Business Segments                  Page 30, Note 12 of the
                                                  Annual Report to Stockholders
                                                  for the fiscal year ended
                                                  February 28, 1995.

Part II

  Item 5    -  Market for the Registrant's        Page 31 of the Annual
               Common Stock and Related           Report to Stockholders for
               Stockholder Matters                the fiscal year ended
                                                  February 28, 1995.

  Item 6   -   Selected Financial Data            Page 31 of the Annual
                                                  Report to Stockholders for
                                                  the fiscal year ended
                                                  February 28, 1995.

  Item 7   -   Management's Discussion and        Pages 22-23 of the Annual
               Analysis of Financial              Report to Stockholders for
               Condition and Results of           the fiscal year ended
               Operations                         February 28, 1995.

  Item 8   -   Financial Statements and           Pages 24-30 of the Annual
               Supplementary Data                 Report to Stockholders for
                                                  the fiscal year ended
                                                  February 28, 1995.
Part III

  Item 10  -   Directors and Executive            Pages 6-7 and 21 of the
               Officers of the Registrant         Proxy Statement for the
                                                  Company's Annual
                                                  Stockholders' Meeting
                                                  to be held June 27, 1995.


  Item 11  -   Executive Officer Compensation     Pages 9-12 of the Proxy
                                                  Statement for the Company's
                                                  Annual Stockholders' Meeting
                                                  to be held June 27, 1995, but
                                                  excluding information
                                                  contained under "Compensation
                                                  Committee Report on Executive
                                                  Compensation."

  Item 12  -   Security Ownership of              Pages 2-5 of the Proxy
               Certain Beneficial Owners          Statement for the Company's
               and Management                     Annual Stockholders'
                                                  Meeting to be held
                                                  June 27, 1995.

  Item 13 -    Certain Relationships and          Pages 16 and 18 of the Proxy
               Related Transactions               Statement for the Company's
                                                  Annual Stockholders'
                                                  Meeting to be held
                                                  June 27, 1995.

Part IV
               Exhibits, Financial Statement      Exhibits as specified in Item
               Schedules and Reports on           12.
               Form 8-K.

                                      3
                                     Part I

Item 1.  Business

General

     Helene Curtis Industries, Inc. (together with its subsidiaries, the "Company") is a holding company incorporated in Delaware on April 16, 1984, whose principal subsidiary, Helene Curtis, Inc., has been operating since January 1928.

     The Company develops, manufactures and markets personal care products consisting primarily of consumer brand name hair and skin care products and antiperspirants and deodorants. The Company is one of the largest sellers of hair care products in the United States, mainly with its Suave, Finesse, Salon Selectives and Vibrance hair care brands.

     The Company is also the fourth leading seller in the United States of antiperspirant/deodorant products through its Degree and Suave brands, and the third leading seller of hand and body lotion products with its Suave brand.

     The Company also develops, manufactures and markets professional hair care products for use and resale by licensed cosmetologists. The Company's Quantum permanent wave is the leading permanent wave brand sold to licensed cosmetologists in the United States.

     The Company's products, particularly its Finesse and Salon Selectives brands, are among the market leaders in most countries where the Company has an operating subsidiary and have been introduced through licensees and others in over 100 countries throughout the world. Sales of the Company's products outside the U.S. account for approximately 36 percent of annual volume.

Products

U.S. Consumer Products

     The Company markets a wide variety of hair care products to consumers under the Suave, Finesse, Salon Selectives and Vibrance brand names. It markets antiperspirants/deodorants under the Suave and Degree brand names and skin care and baby care products under the Suave brand name.

     The Company targets its Suave products to consumers who desire a high quality product priced considerably below premium-priced lines. This positioning has proven successful as Suave is both the best-selling shampoo and the best-selling conditioner in the United States in terms of units sold. The Company sells Suave shampoo, Suave conditioner and Suave styling aids for this price-value segment of the market.

     Finesse, the sixth largest hair care brand in the United States on a dollar-sales basis, is marketed as a premium-priced line of products. Finesse conditioner, relying on a unique patented formulation, was launched in 1982 and Finesse shampoo was introduced in 1983. The Company also sells Finesse styling aids, including hair spray, gel and mousse.

     The Company's Salon Selectives line of consumer shampoos, conditioners and styling aids is marketed to consumers who are interested in purchasing products which were traditionally available only in beauty salons and which can be customized to their hair and lifestyle needs. Salon Selectives, introduced in 1987, is the third largest hair care brand on a dollar-sales basis, in the United States.

     The Company also markets Vibrance hair care products, which were introduced in 1991 and targeted toward consumers who desire strong, healthy looking hair. The line was repositioned at the start of the fiscal year commencing March 1, 1995.

     The Company's Degree antiperspirant/deodorant products were introduced in 1990. Degree antiperspirant products provide consumers with additional odor and wetness protection in response to rising body heat. The Company's Suave antiperspirant/deodorant products are targeted to the price-value segment of the market. With its Degree and Suave brands, the Company ranks fourth in antiperspirant/deodorant sales in the United States.

     The Company ranks third in the category of hand and body lotion products in the U.S. in units sold. The Company sells these products under its Suave brand. The Company also markets a line of Suave facial care products and a line of Suave baby care products, which build on Suave's brand equity and reputation of offering quality products at a value price.

U.S. Professional Products

     The Company develops and markets a wide range of permanent waves and other hair care products to licensed cosmetologists for use in beauty salons and for resale to consumers through salons. Since its founding, the Company has been a technological leader in this industry, pioneering, among other things, the "cold" permanent wave, which is safer and more effective than prior methods of waving hair. Its Quantum permanent wave is applicable for all hair types and is the best-selling permanent wave brand for professional use in the United States.

     The Company markets numerous professional product lines, including the following: Quantum, Naturelle and Hair Specifics hair care products; ISO, Catio Therm, Post Impressions, One Better, Impact, Even Heat, Fine Solutions and Luxuriance permanent waves.

International Products

     The Company sells its products in over 100 countries through wholly-owned operating subsidiaries in Australia, Canada, Italy, Japan, New Zealand, Sweden (serving Scandinavia) and the United Kingdom and through licensees and authorized distributors in other countries, and export sales from the United States. The Company is among the market leaders in the consumer hair care business in each market in which it has a subsidiary, except Italy, where the business has focused on the sale of professional products.

     The Company has introduced Degree antiperspirant/deodorant in Canada, Australia, New Zealand and Scandinavia.

     Additionally, in some markets, the Company's subsidiaries have developed and introduced their own brands. For example, the Company's Japanese subsidiary markets Program, a hair care line targeted to women with damaged hair.

     The Company's international business is subject to all the risks inherent in operations in foreign countries. The sales, operating profit and identifiable assets attributable to each geographic area for the fiscal years ended in February 1995, 1994 and 1993 are set forth in Note (12) of the Notes to the Consolidated Financial Statements, which Note is incorporated herein by reference.

Competition

     The markets for the Company's products are intensely competitive and sensitive to changing consumer preferences and demands. They are characterized by frequent introductions of competitive products, often accompanied by major advertising and promotional programs which can significantly affect sales and earnings of the product sponsor and its competitors. The Company competes primarily on the basis of product quality, price and brand-name recognition built by advertising and promotion.

     At least 10 domestic manufacturers, some of which are highly diversified and have significantly greater financial resources than the Company, can be regarded as major competitors in the United States and throughout the world. The Company is a significant competitor in its industry.

Marketing

     The Company competes in businesses where growth is achieved largely by gaining market share at the expense of competitors. Accordingly, the Company maintains an aggressive strategy utilizing substantial television advertising, consumer promotion and merchandising support of existing brands, coupled with periodic major investments in new products and line extensions of established brand names. During the fiscal years ended in February 1995, 1994 and 1993, the Company's advertising and media expenses were approximately $150.5 million, $152.3 and $147.6 million, respectively.

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

     Approximately 15% of the Company's net sales for the fiscal year ended February 28, 1995 were to one customer. None of the Company's customers has any continuing contractual obligations to make purchases from the Company.

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

     The Company is not materially dependent on any patent, license, franchise or concession, whether owned by or licensed to the Company. Although the Company owns certain patents, the loss of any patent would not have a materially adverse effect on the Company's operations as a whole. During the fiscal year ended February 28, 1995, the Company successfully prevented the continued sale of several products that infringed the Company's patent on its ISO permanent wave.

Research and Development

     The Company is continuously engaged in the development of new products and maintains an extensive laboratory facility for such purpose. The Company relies principally on its experience in the personal care business in formulating new products and maintains a staff of approximately 230 people for research and development. The Company expended $26.8 million, $22.5 million and $22.0 million during the fiscal years ended in February 1995, 1994 and 1993, respectively, on research activities relating to the development of new products and the improvement of existing personal care products.

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

Employees

     The Company currently employs approximately 3,400 employees. Virtually all of the Company's employees are non-union. The Company considers its relationship with its employees to be good.

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

     In March 1995, the Company relocated its research and development operations to an approximately 151,000 square foot facility located in Rolling Meadows, Illinois which is leased until 2012. The building includes offices and laboratories. The relocation will allow for the expansion of the Company's principal manufacturing and operations facility. The lease contains ten (10) renewal options of five (5) years each, giving the Company the right to extend the term until 2062.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted during the fourth quarter of fiscal 1995 to a vote of security holders.

Executive Officers of the Registrant:


       Title                                       Name                 Age

Chairman of the Board                       Gerald S. Gidwitz           88
Vice Chairman of the Board                  Joseph L. Gidwitz           90
President and Chief Executive
 Officer                                    Ronald J. Gidwitz           50
Executive Vice President and
 Chief Operating Officer                    Michael Goldman             58
Executive Vice President                    Gilbert P. Smith            58
Senior Vice President                       Charles G. Cooper           67
Senior Vice President                       Colin J. Morgan             59
Senior Vice President                       Eugene Zeffren              53
Vice President and Chief
 Information Officer                        Thomas J. Gildea            51
Vice President and Chief
 Financial Officer                          Lawrence A. Gyenes          44
Vice President                              V. James Marino             45
Vice President                              Robert K. Niles             50
Vice President and
 Corporate Controller                       Mary J. Oyer                46
Vice President                              Robert Sack                 58
Vice President,
 Secretary and General Counsel              Roy A. Wentz                45
Treasurer                                   Arthur A. Schneider         48


Foreign-Based Officers:

President and Managing Director,
Helene Curtis United Kingdom
and Vice President of the Company           Robert G. Kelly             51

President, Helene Curtis Ltd.
(Canada) and Vice President
of the Company                              Jack D. Pogue               62

     Ronald J. Gidwitz is the son of Gerald S. Gidwitz; Joseph L. Gidwitz and Gerald S. Gidwitz are brothers.

     All executives have served in the capacities shown for the last five years except as follows: Charles G. Cooper, Michael Goldman, Robert G. Kelly, V. James Marino, Colin J. Morgan, Mary J. Oyer, Jack D. Pogue, Arthur A. Schneider, Gilbert P. Smith, Roy A. Wentz and Eugene Zeffren, all of whom have been employed by the Company in other executive capacities for at least five years and were elected to the positions shown during this five-year period. Prior to joining the Company in 1991, Robert K. Niles served in various capacities for The Quaker Oats Company, most recently as Vice President, Human Resources for its Breakfast Division. Prior to joining the Company in 1994, Lawrence A. Gyenes served in various capacities for G. D. Searle & Co., most recently as Corporate Vice President of Finance.

                                    PART II

Item 5.   Market for the Registrant's Common
          Stock and Related Stockholder Matters

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1995, under the caption "Common Stock Data," page 31.


Item 6.   Selected Financial Data

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1995, under the caption "Ten-Year Summary," page 31.


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1995, under the caption "Management's Discussion and Analysis," pages 22-23.


Item 8.   Financial Statements and Supplementary Data

     Incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended February 28, 1995, see index in Part IV, Item 14 (a).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information with respect to directors is incorporated by reference to the Company's Proxy Statement for the Company's Annual Meeting of Stockholders to be held June 27, 1995, under the captions "Nominees for Directors," "Continuing Directors" and "Compliance with Section 16(a)," pages 6-7 and 21. Information with respect to Executive Officers is set forth in Part I, under the caption "Executive Officers of the Registrant."


Item 11.  Executive Compensation

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 1995, under the caption "Executive Officer Compensation" but excluding information contained under "Compensation Committee Report on Executive Compensation," pages 9-12.


Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 1995, under the captions "Principal Security Holders" and "Security Ownership of Management," pages 2-5.

     Changes in Control: The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 1995, under the caption "Compensation Committee Interlocks and Insider Participation" and "Transactions with Affiliated Persons" on pages 16 and 18, respectively.

                                    PART IV


Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K

                                                  Page in Annual Report
                                                      to Stockholders
                                                      ---------------
(a)  1.   Financial Statements:

          Independent Accountants' Report                    21

          Consolidated Statements of Earnings
          for the years ended February 28,
          1995, 1994 and 1993                                24

          Consolidated Statements of Stockholders'
          Equity for the years ended February 28,
          1995, 1994 and 1993                                24

          Consolidated Balance Sheets as of
          February 28, 1995 and 1994                         25

          Consolidated Statements of Cash Flows
          for the years ended February 28, 1995,
          1994 and 1993                                      26

          Notes to Consolidated Financial Statements         27-30


(b)  Reports on Form 8-K
          During the last quarter of the fiscal year ended February 28, 1995, the Company did not file any reports on Form 8-K.

(c)  Exhibits

     3    (i)   The Certificate of Incorporation of Helene Curtis Industries,
                Inc., as amended, incorporated by reference to the Company's
                Annual Report listed on Form 10-K for the fiscal year ended
                February 29, 1992, Exhibit 3(a).

          (ii) The bylaws of the Company, as amended, effective April 24, 1991. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1991,
                Exhibit 3(b).

     4    (a)   Letter of Credit Agreement dated as of October 1, 1986, between
                Helene Curtis, Inc. and Harris Trust and Savings Bank, relating to an Industrial Revenue bond refinancing. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1987, Exhibit 4(a).

          (b) Revolving Credit Agreement dated as of September 13, 1990, between Helene Curtis, Inc. and the Harris Trust and Savings Bank; The First National Bank of Chicago; Bank of America National Trust & Savings Association; NBD Bank, N.A.; Mellon Bank, N.A.; Chemical Bank; The Industrial Bank of Japan, Limited; and The Mitsubishi Bank, Limited. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1991, Exhibit 4(c).

          (c) Note Purchase Agreement dated as of January 31, 1992, between Helene Curtis, Inc. and Nationwide Life Insurance Company, West Coast Life Insurance Company, Financial Horizons Life Insurance Company, Farmland Life Insurance Company and Wisconsin Health Care Liability Insurance Plan. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 29, 1992, Exhibit 4(d).

          (d) Note Agreement dated as of March 1, 1994, between Helene Curtis, Inc. and Connecticut Mutual Life Insurance Company, Connecticut General Life Insurance Company, Life Insurance Company of North America, Great-West Life and Annuity Insurance Company, Nationwide Life Insurance Company, Financial Horizons Life Insurance Company and Employers Life Insurance Company of Wausau. Incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended February 28, 1994, Exhibit 4(d).

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

          (d)   Supplemental Profit Sharing and Retirement Savings Plan.

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

          (h) Executive Management Incentive Plan. Incorporated by reference to the Proxy Statement for the Helene Curtis Industries, Inc. Annual Meeting of Stockholders held June 28, 1994.

          (i)   Executive Incentive Plan.

     11   Computation of Earnings Per Share.

     13 Annual Report to Stockholders, for the fiscal year ended February 28, 1995 (only those portions incorporated by reference in this document are deemed "filed.")

     21   List of Subsidiaries.

     23   Consent of Coopers & Lybrand L.L.P.

     27   Financial Data Schedule.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                      HELENE CURTIS INDUSTRIES, INC.



BY (SIGNATURE)                    s/Ronald J. Gidwitz
(NAME AND TITLE)                  Ronald J. Gidwitz, President and Chief
                                  Executive Officer
DATE                              May 25, 1995


BY (SIGNATURE)                    s/Lawrence A. Gyenes
(NAME AND TITLE)                  Lawrence A. Gyenes, Vice President and Chief
                                  Financial Officer
DATE                              May 25, 1995


BY (SIGNATURE)                    s/Mary J. Oyer
(NAME AND TITLE)                  Mary J. Oyer, Vice President and Corporate
                                  Controller
DATE                              May 25, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY (SIGNATURE)                    s/Marshall L. Burman
(NAME AND TITLE)                  Marshall L. Burman, Director
DATE                              May 25, 1995


BY (SIGNATURE)                    s/Frank W. Considine
(NAME AND TITLE)                  Frank W. Considine, Director
DATE                              May 25, 1995



BY (SIGNATURE)                    s/Charles G. Cooper
(NAME AND TITLE)                  Charles G. Cooper, Director
DATE                              May 25, 1995

BY (SIGNATURE)                    s/Gerald S. Gidwitz
(NAME AND TITLE)                  Gerald S. Gidwitz, Chairman of the Board;
                                  Director
DATE                              May 25, 1995



BY (SIGNATURE)                    s/Michael Goldman
(NAME AND TITLE)                  Michael Goldman, Director
DATE                              May 25, 1995


BY (SIGNATURE)                    s/Joseph L. Gidwitz
(NAME AND TITLE)                  Joseph L. Gidwitz, Director
DATE                              May 25, 1995



BY (SIGNATURE)                    s/Ronald J. Gidwitz
(NAME AND TITLE)                  Ronald J. Gidwitz, President; Principal
                                  Executive Officer; Director
DATE                              May 25, 1995



BY (SIGNATURE)                    s/John C. Stetson
(NAME AND TITLE)                  John C. Stetson, Director
DATE                              May 25, 1995



BY (SIGNATURE)                    s/Abbie J. Smith
(NAME AND TITLE)                  Abbie J. Smith, Director
DATE                              May 25, 1995



BY (SIGNATURE)                    s/Gilbert P. Smith
(NAME AND TITLE)                  Gilbert P. Smith, Director
DATE                              May 25, 1995