Form 10-Q
period 1995-05-31
CURTIS HELENE INDUSTRIES INC /DE/
filed 1995-07-14
CIK 745142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED MAY 31, 1995


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

At May 31, 1995, there were 6,847,730 shares of Common Stock and 3,048,029 shares of Class B Common Stock outstanding.

                Helene Curtis Industries, Inc. and Subsidiaries

                                     Index



                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Statements of Earnings for the Three Months
                 Ended May 31, 1995 and 1994                                              3

              Consolidated Balance Sheets as of May 31, 1995 and                          4
                 February 28, 1995

              Consolidated Statements of Cash Flows for the Three Months
                 Ended May 31, 1995 and 1994                                              5

              Notes to Consolidated Financial Statements                                6-7


   Item 2.    Management's Discussion and Analysis                                     8-10


PART II.  OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders                        11

   Item 6.    Exhibits and Reports on Form 8-K                                           12


SIGNATURE                                                                                12


EXHIBIT 11 - Computation of Earnings Per Share                                           13


EXHIBIT 27 - Financial Data Schedule (submitted with EDGAR filing)


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                Helene Curtis Industries, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                 (Dollars in thousands, except per-share data)


                                                                     For the Three Months
                                                                         Ended May 31,
                                                                 ----------------------------
                                                                   1995               1994
                                                                 ---------          ---------
Net sales                                                        $ 270,857          $ 265,670
                                                                 ---------          ---------
Costs and expenses:
  Cost of sales                                                    121,619            116,432
  Selling, general and administrative                              146,622            144,449
  Interest                                                           2,256              2,080
                                                                 ---------          ---------

                                                                   270,497            262,961
                                                                 ---------          ---------

Earnings before income taxes                                           360              2,709

Provision for income taxes                                             169              1,273
                                                                 ---------          ---------

Net earnings                                                     $     191          $   1,436
                                                                 =========          =========

Net earnings per share                                           $     .02          $     .15
                                                                 =========          =========


Average number of shares outstanding                             9,524,008          9,457,597
                                                                 =========          =========


Cash dividends per share:
  Common Stock                                                   $     .08          $     .06
  Class B Common Stock                                           $     .03          $     .01



                The accompanying notes are an integral part
                  of the consolidated financial statements.

                Helene Curtis Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                (Unaudited)
                                                                  May 31,          February 28,
                                                                   1995               1995
                                                                -----------        ------------
Assets
  Current assets:
    Cash and equivalents                                         $  14,574          $   5,136
    Receivables-net                                                217,888            270,824
    Inventories                                                    138,036            108,178
    Other current assets                                            35,783             22,029
                                                                 ---------          ---------

      Total current assets                                         406,281            406,167
                                                                 ---------          ---------

  Property, plant and equipment                                    323,840            315,545
    Less accumulated depreciation                                  107,419            100,209
                                                                 ---------          ---------

      Net property, plant and equipment                            216,421            215,336
                                                                 ---------          ---------

  Other assets                                                      25,957             25,329
                                                                 ---------          ---------

  Total assets                                                   $ 648,659          $ 646,832
                                                                 =========          =========

Liabilities and stockholders' equity
  Current liabilities:
    Short-term debt                                              $   8,023          $   6,706
    Accounts payable                                               122,533            121,199
    Income taxes                                                     4,292             15,099
    Advertising and promotion                                       62,755             62,193
    Other accrued expenses                                          46,864             48,385
                                                                 ---------          ---------

      Total current liabilities                                    244,467            253,582
  Long-term debt                                                   141,751            137,248
  Deferred income taxes                                             11,688             11,686
  Accrued retirement and other benefits                             26,566             23,898
                                                                 ---------          ---------

      Total liabilities                                            424,472            426,414
                                                                 ---------          ---------

  Stockholders' equity:
    Common Stock, issued 7,946,111 shares
      (May) and 7,933,611 shares (Feb.)                              3,973              3,967
    Class B Common Stock, issued 3,048,029
      shares (May) and 3,060,529 shares (Feb.)                       1,524              1,530
    Capital in excess of par value                                  42,998             42,027
    Retained earnings                                              177,549            177,997
    Currency translation adjustment                                  9,039              5,539
    Treasury Stock (Common), 1,098,381 shares
      (May) and 1,123,990 shares (Feb.), at cost                   (10,896)           (10,642)
                                                                 ---------          ---------

      Total stockholders' equity                                   224,187            220,418
                                                                 ---------          ---------

  Total liabilities and stockholders' equity                     $ 648,659          $ 646,832
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

                Helene Curtis Industries, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                                    For the Three Months
                                                                        Ended May 31,
                                                                 ----------------------------
                                                                   1995               1994
                                                                 ---------          ---------
Cash flows from operating activities:
  Net earnings                                                   $     191          $   1,436

  Adjustments to net earnings:
    Depreciation and amortization                                    8,128              6,806
    Other                                                            1,128                895
    Changes in operating assets and liabilities:
      Receivables-net                                               64,995             47,122
      Inventories                                                  (27,479)           (11,894)
      Other current assets                                         (13,887)           (14,024)
      Payables and accrued expenses                                (22,577)             5,995
      Other                                                           (710)               283
                                                                 ---------          ---------
        Net cash provided by operating activities                    9,789             36,619
                                                                 ---------          ---------

Cash flows from investing activities:
  Capital expenditures                                              (7,593)            (6,516)
  Other                                                                  7                 (2)
                                                                 ---------          ---------
        Net cash used by investing activities                       (7,586)            (6,518)
                                                                 ---------          ---------

Cash flows from financing activities:
  Proceeds from borrowings                                           6,338                585
  Repayment of borrowings                                             (442)           (19,780)
  Dividends paid                                                      (639)              (439)
  Other                                                               (156)                 -
                                                                 ---------          ---------
        Net cash provided (used) by financing activities             5,101            (19,634)
                                                                 ---------          ---------

Effect of exchange rate changes on cash and
  equivalents                                                        2,134                533
                                                                 ---------          ---------

Increase in cash and equivalents                                     9,438             11,000

Cash and equivalents at beginning of period                          5,136              2,802
                                                                 ---------          ---------

Cash and equivalents at end of period                            $  14,574          $  13,802
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

      These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements and related notes included in the Company's annual report to stockholders for the year ended February 28, 1995. The consolidated balance sheet as of February 28, 1995 is derived from these audited financial statements.

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

      Advertising and promotion costs are generally expensed in the fiscal year incurred. For interim reporting purposes, such costs are charged to operations as a percentage of sales, based on estimated sales and estimated advertising and promotion costs for the full year.


2.    Supplemental Information

      The consolidated statements of earnings include research and development costs of $6,965 and $6,659 for the three months ended May 31, 1995 and 1994, respectively.

                Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)




3.    Receivables

      Receivables, principally trade, consist of the following amounts:

                                                               May 31, 1995              February 28, 1995
                                                               ------------              -----------------
             Accounts receivable                                  $170,344                      $210,755

             Notes receivable                                       53,889                        66,282
                                                                  --------                      --------

                                                                   224,233                       277,037

             Less allowance for doubtful accounts                    6,345                         6,213
                                                                  --------                      --------

                                                                  $217,888                      $270,824
                                                                  ========                      ========


4.    Inventories

      Inventories consist of the following components:

                                                              May 31, 1995              February 28, 1995
                                                              ------------              -----------------
             Raw materials                                       $  30,150                     $  18,336

             Work in process                                         1,636                         3,003

             Finished goods                                        106,250                        86,839
                                                                 ---------                     ---------

                                                                 $ 138,036                     $ 108,178
                                                                 =========                     =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS



                Helene Curtis Industries, Inc. and Subsidiaries
        RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 1995 AND 1994
                             (Dollars in thousands)



Consolidated net sales for the three months ended May 31, 1995 increased $5,187, or 2%, compared with the corresponding period last year. Excluding the benefit of favorable foreign currency translation, overall sales declined less than a percentage point.

Domestic net sales, accounting for 63% of worldwide net sales, increased 4% compared with the corresponding period last year. This increase was attributable primarily to Suave Baby Care (introduced last year at the end of the first quarter) as well as continued growth in the antiperspirant/deodorant and skin care categories. The Company's hair care sales in total were flat as gains for Suave and Finesse were offset by declines for Salon Selectives and Vibrance.

The U.S. hair care market, the largest market in which the Company competes, has grown about 4% after several relatively level years. Sales of Suave and Finesse increased with particularly strong results in both shampoos and conditioners. Salon Selectives sales decreased due to significantly lower sales of styling aids. Vibrance sales were down as the brand has just been reformulated, repackaged and repositioned as Vibrance Organic Care.

The Company's sales growth in the antiperspirant/deodorant category exceeded the overall U.S. market growth of 5% where Suave and Degree combined for sale increases of over 9%. In other domestic categories, skin care recorded a 34% increase led by Suave Skin Therapy Lotions while sales of the Company's professional or salon business decreased in a declining market.

International net sales, representing 37% of consolidated net sales, decreased 2% (8% in local currency) compared with the corresponding period last year. This decline was attributable to lower sales in Japan and the United Kingdom which were partially offset by sales increases in Canada, Australia and U.S. exports.

Sales in Japan, the Company's largest foreign subsidiary, decreased 17% in local currency and 8% with the benefit of favorable foreign currency translation. All of the subsidiary's hair care brands recorded lower sales in local currency as a result of difficult market and economic circumstances coupled with increased competition. The compounded effects of the Kobe earthquake, a surging yen, a weak economy and increasingly aggressive discounting practices across all major retail segments resulted in shrinking retail sales for the Company and the hair care industry as a whole. In the United Kingdom, sales decreased considerably due to the continuing impact of significant advertising and promotion by the Company's largest competitors and the disappointing results of last year's restage of Finesse.

                Helene Curtis Industries, Inc. and Subsidiaries
        RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 1995 AND 1994
                             (Dollars in thousands)



(continued)

In Canada, the continued growth in Salon Selectives and positive response to initial shipments of Helene Curtis Organic Care contributed to a 13% increase in sales as compared to the corresponding period last year. Degree antiperspirant/deodorant sales continued to register strong growth in all international markets in which it competes including Canada, Australia, New Zealand and Scandinavia.

Cost of sales increased $5,187, or 4%, attributable partly to higher sales volume. As a percent of net sales, cost of sales increased to 44.9% in the current period from 43.8% last year. Changes in product sales mix to lower margin products and increases in material and packaging costs domestically were partially offset by negotiated cost decreases in Japan.

Selling, general and administrative expenses increased $2,173, or 2%, equal to the rate of consolidated net sales increase. As a percent of net sales, these expenses decreased slightly to 54.1% in the current period from 54.4% last year, driven by a 3% decrease in advertising and promotion expense. This decrease reflects lower spending domestically on Salon Selectives and Vibrance which had higher spending last year in support of new product activity while spending in Canada and Japan was higher. Lower total advertising and promotion expenses were offset by higher selling and administrative costs.

Interest expense increased $176, or 8%, as the higher average cost of borrowing was partially offset by lower average borrowing levels as compared to the same period a year ago.

The effective tax rate remained constant at 47% in the current period compared with the prior year.

Net earnings decreased to $191 ($.02 per share) from $1,436 ($.15 per share) in the prior year. The decrease was attributable primarily to the lower gross margins which were partly offset by higher sales and lower advertising and promotion expenses.

                Helene Curtis Industries, Inc. and Subsidiaries
             FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
                             (Dollars in thousands)



Cash and equivalents increased to $14,574, compared with $5,136 at year end. Capital expenditure requirements were funded through operating cash flows and increased borrowings.

Net cash provided by operating activities decreased to $9,789 from $36,619 in the first three months of the prior year. This decrease was attributable to lower net earnings and increased working capital. Receivables decreased by $64,995 due to lower sales for the current quarter compared with the fourth quarter of the prior year. Inventories increased by $27,479 to build levels in anticipation of historically higher second quarter sales as well as promotional programs and product line changeovers. The increase in other current assets of $13,887 was attributable to the deferral of advertising and promotion costs
during interim quarters.   Payables and accrued expenses decreased by $22,577
due primarily to the payment in the first quarter of income tax and compensation related liabilities that were accrued during the prior year. Working capital increased to $161,814 at May 31, 1995, compared with $152,585 at February 28, 1995. The current ratio increased from 1.60 to 1.66 : 1.

Capital spending increased to $7,593 from $6,516 in the first three months of the prior year. Capital expenditures in both years reflected primarily a large number of smaller projects to improve manufacturing and distribution capabilities and efficiencies.

The total-debt-to-total-capital ratio increased to 40.1%, compared with 39.5% at year end. The total debt increased to $149,774 from $143,954 with fixed-cost borrowings representing about 53% of total outstanding debt.

Dividend payments increased to $639 from $439 in the prior year reflecting an increase in the first quarter dividend to eight cents per share (previously six cents per share) for Common stockholders and three cents per share (previously one cent per share) for Class B Common stockholders.

Management believes that funds to be provided from operations and present credit arrangements will be sufficient to meet anticipated working capital, capital spending and other funding requirements.

                          PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    At the Company's Annual Meeting of Stockholders held on June 27, 1995, the following were voted upon:

    1) Joseph L. Gidwitz, Michael Goldman and Gilbert P. Smith were re-elected as directors to serve until the 1998 Annual Meeting. The votes for the combined total of Common and Class B Common Stock were cast in the following manner:

                                                                                   Broker
                                                  For             Withheld        Non-votes
                                                  ---             --------        ---------
          Joseph L. Gidwitz                    35,958,034         172,031                0
          Michael Goldman                      35,961,121         167,943            1,001
          Gilbert P. Smith                     35,961,471         167,593            1,001



    2) The material terms of an amendment to the Fourth Article of the Company's Certificate of Incorporation, which increases the number of authorized shares of capital stock from 35,000,000 to 50,000,000.
          The votes for the total of Common Stock and total of Class B Common Stock were cast in the following manner:

                                                                Class B
                                             Common Stock     Common Stock
                                             ------------     ------------
          For                                  5,123,015        30,223,070
          Against                                759,176             4,000
          Abstain                                 19,803                 0
          Broker Non-votes                         1,001                 0


    3) The appointment of Coopers & Lybrand to serve as the Company's independent accountants for the fiscal year ended February 29, 1996. The votes for the combined total of Common and Class B Common Stock were cast in the following manner:

          For                                   36,105,005
          Against                                   10,999
          Abstain                                   13,059
          Broker Non-votes                           1,002

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          Exhibit 11 - Computations of Earnings per Share

          Exhibit 27 - Financial Data Schedule (submitted with EDGAR filing)

          Matters Submitted to a Vote of Security Holders - Definitive Proxy Material for the Company's Annual Meeting of Stockholders held on June 27, 1995, filed via EDGAR on May 25, 1995.

    (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended May 31, 1995.





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



(REGISTRANT)                                   Helene Curtis Industries, Inc.



BY (SIGNATURE)                                 S/ Mary J. Oyer

(NAME AND TITLE)                               Mary J. Oyer, Vice President
                                                 and Corporate Controller

DATE                                           July 14, 1995