Form 10-Q
period 1995-08-31
CURTIS HELENE INDUSTRIES INC /DE/
filed 1995-10-13
CIK 745142

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR QUARTERLY PERIOD ENDED AUGUST 31, 1995


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No _____



At August 31, 1995, there were 6,847,730 shares of Common Stock and 3,048,029 shares of Class B Common Stock outstanding.

                Helene Curtis Industries, Inc. and Subsidiaries

                                     Index



                                                                                                   Page No.
                                                                                                   --------

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Statements of Earnings for the Three and
                 Six Months Ended August 31, 1995 and 1994                                             3

              Consolidated Balance Sheets as of August 31, 1995 and                                    4
                 February 28, 1995

              Consolidated Statements of Cash Flows for the Six Months
                 Ended August 31, 1995 and 1994                                                        5

              Notes to Consolidated Financial Statements                                             6-7


   Item 2.    Management's Discussion and Analysis                                                  8-12


PART II.  OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                                        13


SIGNATURE                                                                                             13


EXHIBIT 11 - Computation of Earnings Per Share                                                        14


EXHIBIT 27 - Financial Data Schedule (submitted with EDGAR filing)

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               Helene Curtis Industries, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (Dollars in thousands, except per-share data)



                                                       For the Three Months                   For the Six Months
                                                         Ended August 31,                       Ended August 31,
                                                       ---------------------                  -------------------
                                                        1995            1994                  1995             1994
                                                        ----            ----                  ----             ----

Net Sales                                            $  352,265        $  352,539            $  623,122      $  618,209
                                                     ----------        ----------            ----------      ----------
Costs and expenses:
        Cost of sales                                   162,731           159,575               284,350         276,007
        Selling, general and administrative             173,389           178,231               320,011         322,680
        Interest                                          2,539             2,285                 4,795           4,365
                                                     ----------        ----------            ----------      ----------

                                                        338,659           340,091               609,156         603,052
                                                     ----------        ----------            ----------      ----------

Earnings before income taxes                             13,606            12,448                13,966          15,157

Provision for income taxes                                6,395             5,851                 6,564           7,124
                                                     ----------        ----------            ----------      ----------
Net earnings                                         $    7,211        $    6,597            $    7,402      $    8,033
                                                     ==========        ==========            ==========      ==========

Net earnings per share                               $      .76        $      .70            $      .78      $      .85
                                                     ==========        ==========            ==========      ==========

Average number of shares outstanding                  9,491,300         9,476,716             9,507,654       9,467,156
                                                     ==========        ==========            ==========      ==========

Cash dividends per share:
        Common Stock                                 $      .08        $      .06            $      .16      $      .12
        Class B Common Stock                         $      .08        $      .06            $      .11      $      .07



The accompanying notes are an integral part of the consolidated financial statements.

                Helene Curtis Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       (Unaudited)
                                                       August 31,    February 28,
                                                          1995          1995
                                                      ------------   ------------
Assets
 Current assets:
  Cash and equivalents                               $   4,573       $    5,136
  Receivables-net                                      251,374          270,824
  Inventories                                          129,198          108,178
  Other current assets                                  35,414           22,029
                                                     ---------       ----------

   Total current assets                                420,559          406,167
                                                     ---------       ----------

 Property, plant and equipment                         330,638          315,545
  Less accumulated depreciation                        114,550          100,209
                                                     ---------       ----------

   Net property, plant and equipment                   216,088          215,336
                                                     ---------       ----------

 Other assets                                           25,828           25,329
                                                     ---------       ----------
 Total assets                                        $ 662,475       $  646,832
                                                     =========       ==========
Liabilities and stockholders' equity
 Current liabilities:
  Short-term debt                                    $   9,511       $    6,706
  Accounts payable                                     125,635          121,199
  Income taxes                                          11,942           15,099
  Advertising and promotion                             48,864           62,193
  Other accrued expenses                                52,791           48,385
                                                     ---------       ----------

   Total current liabilities                           248,743          253,582
 Long-term debt                                        143,565          137,248
 Deferred income taxes                                  11,688           11,686
 Accrued retirement and other benefits                  27,159           23,898
                                                     ---------       ----------
   Total liabilities                                   431,155          426,414
                                                     ---------       ----------
 Stockholders' equity:
  Common Stock, issued 7,946,111 shares
   (Aug.) and 7,933,611 shares (Feb.)                    3,973            3,967
  Class B Common Stock, issued 3,048,029
   shares (Aug.) and 3,060,529 shares (Feb.)             1,524            1,530
  Capital in excess of par value                        42,998           42,027
  Retained earnings                                    183,969          177,997
  Currency translation adjustment                        9,752            5,539
  Treasury Stock (Common), 1,098,381 shares
   (Aug.) and 1,123,990 shares (Feb.), at cost         (10,896)         (10,642)
                                                     ---------       ----------
   Total stockholders' equity                          231,320          220,418
                                                     ---------       ----------
 Total liabilities and stockholders' equity          $ 662,475       $  646,832
                                                     =========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                Helene Curtis Industries, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                              For the Six Months
                                                              Ended August 31,
                                                              -------------------
                                                              1995        1994
                                                              --------   --------
Cash flows from operating activities:
  Net earnings                                              $   7,402    $   8,033

  Adjustments to net earnings:
    Depreciation and amortization                              16,582       13,625
    Other                                                       2,208        2,873
    Changes in operating assets and liabilities:
      Receivables-net                                          36,808        3,559
      Inventories                                             (17,304)      (6,775)
      Other current assets                                    (11,607)        (815)
      Payables and accrued expenses                           (26,486)      19,683
      Other                                                    (2,667)         542
                                                            ---------    ---------
        Net cash provided by operating activities               4,936       40,725
                                                            ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                        (13,927)     (12,198)
  Other                                                             7           78
                                                            ---------    ---------
        Net cash used by investing activities                 (13,920)     (12,120)
                                                            ---------    ---------
Cash flows from financing activities:
  Proceeds from borrowings                                      9,789        3,317
  Repayment of borrowings                                        (600)     (19,948)
  Dividends paid                                               (1,430)      (1,031)
  Other                                                          (156)         (32)
                                                            ---------    ---------

        Net cash provided (used) by financing activities        7,603      (17,694)
                                                            ---------    ---------
Effect of exchange rate changes on cash and
  equivalents                                                     818        1,346
                                                            ---------    ---------
Increase (decrease) in cash and equivalents                      (563)      12,257

Cash and equivalents at beginning of period                     5,136        2,802
                                                            ---------    ---------
Cash and equivalents at end of period                       $   4,573    $  15,059
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



2.    Supplemental Information

      The consolidated statements of earnings include research and development costs of $7,598 and $14,563 for the three and six months ended August 31, 1995, respectively, and $7,102 and $13,761 for the three and six months ended August 31, 1994, respectively.

                Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)




3.    Receivables

      Receivables, principally trade, consist of the following amounts:

                                                            August 31, 1995            February 28, 1995
                                                            ---------------            -----------------
             Accounts receivable                                  $200,841                      $210,755

             Notes receivable                                       55,763                        66,282
                                                                  --------                      --------

                                                                   256,604                       277,037

             Less allowance for doubtful accounts                    5,230                         6,213
                                                                  --------                      --------

                                                                  $251,374                      $270,824
                                                                  ========                      ========


4.    Inventories

      Inventories consist of the following components:

                                                            August 31, 1995            February 28, 1995
                                                            ---------------            -----------------
             Raw materials                                        $ 32,104                      $ 18,336

             Work in process                                         2,580                         3,003

             Finished goods                                         94,514                        86,839
                                                                  --------                      --------

                                                                  $129,198                      $108,178
                                                                  ========                      ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS



                Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                             (Dollars in thousands)



Consolidated net sales for the three months ended August 31, 1995, were $352,265 compared with the $352,539 in the corresponding period last year. Excluding the benefit of favorable foreign currency translation, overall sales declined almost four percentage points.

Domestic net sales, accounting for 68% of worldwide net sales, increased 1% compared with the corresponding period last year. This increase was attributable primarily to continued growth in the antiperspirant/deodorant and skin care categories.

The Company's U.S. hair care sales in total were down 2% as gains for Suave were offset by declines for Salon Selectives, Finesse and Vibrance. Sales of Suave increased with particularly strong results in both shampoos and conditioners. Salon Selectives and Finesse sales decreased due to significantly lower sales of styling aids. Vibrance sales were also down as the brand has just been reformulated, repackaged and repositioned as Vibrance Organic Care.

The Company's sales growth in the antiperspirant/deodorant category exceeded the overall U.S. market growth where Suave and Degree combined for a sales increase of over 20%. In other domestic categories, skin care recorded a 16% increase led by Suave Skin Therapy Lotions while sales of the Company's professional or salon business decreased 16% as the market continued to decline.

International net sales, representing 32% of consolidated net sales, decreased 3% (14% in local currency) compared with the corresponding period last year. This decline was attributable primarily to lower sales in Japan and the United Kingdom which were adversely impacted by the same economic and competitive circumstances experienced in the first quarter.

Sales in Japan, the Company's largest foreign subsidiary, decreased 17% in local currency and increased 1% with the benefit of favorable foreign currency translation. All of the subsidiary's hair care brands recorded lower sales in local currency as a result of the combined effects of a weak economy, aggressive industry-wide discounting practices and increased competitive activity. In the United Kingdom, sales decreased considerably due to the continuing impact of significant advertising and promotion by the Company's largest competitors and the disappointing results of last year's restage of Finesse.

                Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 1995 AND 1994
                             (Dollars in thousands)


(continued)

In Canada, lower sales in Salon Selectives and Finesse were partly offset by the positive response to initial shipments of Helene Curtis Organic Care. Degree antiperspirant/deodorant sales continued to register strong growth in all international markets in which the brand competes including Canada, Australia, New Zealand and Scandinavia.

Cost of sales increased $3,156, or 2%, despite the slightly lower sales volume. As a percent of net sales, cost of sales increased to 46.2% in the current period from 45.3% last year. The increase is attributable to changes in product sales mix to lower margin products and increases in material and packaging costs.

Selling, general and administrative expenses decreased $4,842, or 3%. As a percent of net sales, these expenses decreased to 49.2% in the current period from 50.6% last year, driven by a 7% decrease in advertising and promotion expense. This decrease reflects lower spending domestically on Finesse and Vibrance while spending in Canada was higher in support of the Organic Care introduction. Lower total advertising and promotion expenses were offset by higher selling expense and increased investment in research and development.

Interest expense increased $254, or 11%, attributable to the higher average cost of borrowing as compared to the same period a year ago.

The effective tax rate remained constant at 47% in the current period compared with the prior year.

Net earnings increased to $7,211 ($.76 per share) from $6,597 ($.70 per share) in the prior year. The increase was attributable primarily to lower advertising and promotion expenses which were partly offset by lower gross margins. On a geographic basis, earnings were lower in Japan and the UK as a result of the impact of economic and competitive pressures on sales. Earnings from other international businesses declined reflecting primarily the launch of Organic Care in Canada. These declines in our international business overall were offset by the continued improvement in the U.S. consumer business.

                Helene Curtis Industries, Inc. and Subsidiaries
       RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 1995 AND 1994
                             (Dollars in thousands)



Consolidated net sales for the six months ended August 31, 1995, increased $4,913, or 1%, compared with the corresponding period last year. Excluding the benefit of favorable foreign currency translation, overall sales declined about two percentage points.

Domestic net sales, accounting for 66% of worldwide net sales, increased 3% compared with the corresponding period last year. This increase was attributable primarily to continued growth in the antiperspirant/deodorant and skin care categories. The Company's hair care sales in total were down 1% as gains for Suave and Finesse were offset by declines for Salon Selectives and Vibrance.

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

The Company's sales growth in the antiperspirant/deodorant category exceeded the overall U.S. market growth of 4% where Suave and Degree combined for a sales increase of over 15%. In other domestic categories, skin care recorded a 23% increase led by Suave Skin Therapy Lotions and sales of Suave Baby Care (introduced at the end of the first quarter last fiscal year) were also higher. Sales of the Company's professional or salon business decreased 21% as the market continued to decline.

International net sales, representing 34% of consolidated net sales, decreased 2% (11% in local currency) compared with the corresponding period last year. This decline was attributable to lower sales in Japan and the United Kingdom which were partially offset by sales increases in Canada, Australia and U.S. exports.

Sales in Japan, the Company's largest foreign subsidiary, decreased 17% in local currency and 3% with the benefit of favorable foreign currency translation. All of the subsidiary's hair care brands recorded lower sales in local currency as a result of difficult market and economic circumstances coupled with increased competition. The compounded effects of the Kobe earthquake, a weak economy and increasingly aggressive discounting practices across all major retail segments resulted in shrinking retail sales for the Company and the hair care industry as a whole. In the United Kingdom, sales decreased considerably due to the continuing impact of significant advertising and promotion by the Company's largest competitors and the disappointing results of last year's restage of Finesse.

                Helene Curtis Industries, Inc. and Subsidiaries
       RESULTS OF OPERATIONS - SIX MONTHS ENDED AUGUST 31, 1995 AND 1994
                             (Dollars in thousands)



(continued)

In Canada, the positive response to initial shipments of Helene Curtis Organic Care and continued growth in Salon Selectives were offset mostly by lower sales of Finesse. Degree antiperspirant/deodorant sales continued to register strong growth in all international markets in which the brand competes including Canada, Australia, New Zealand and Scandinavia.

Cost of sales increased $8,343, or 3%, attributable partly to higher sales volume. As a percent of net sales, cost of sales increased to 45.6% in the current period from 44.6% last year. Changes in product sales mix to lower margin products and increases in material and packaging costs domestically were partially offset by negotiated cost decreases in Japan.

Selling, general and administrative expenses decreased $2,669, or 1%. As a percent of net sales, these expenses decreased to 51.4% in the current period from 52.2% last year, driven by a 5% decrease in advertising and promotion expense. This decrease reflects lower spending in the U.S. while spending in Canada was higher in support of the Organic Care introduction. Lower total advertising and promotion expenses were offset by higher selling and administrative costs.

Interest expense increased $430, or 10%, attributable to the higher average cost of borrowing as compared to the same period a year ago.

The effective tax rate remained constant at 47% in the current period compared with the prior year.

Net earnings decreased to $7,402 ($.78 per share) from $8,033 ($.85 per share) in the prior year. The decrease was attributable primarily to the lower gross margins which were partly offset by lower advertising and promotion expenses. On a geographic basis, earnings were lower in Japan and the UK as a result of the impact of economic and competitive pressures on sales. Earnings from other international businesses declined reflecting the launch of Organic Care in Canada and the Company's recent entry into Mexico. These declines in the international business overall were offset by the continued improvement in the U.S. consumer business.

                Helene Curtis Industries, Inc. and Subsidiaries
             FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
                             (Dollars in thousands)



Cash and equivalents decreased to $4,573, compared with $5,136 at year end. Capital expenditure requirements were funded through operating cash flows and increased borrowings.

Net cash provided by operating activities decreased to $4,936 from $40,725 in the first six months of the prior year due primarily to increased working capital. In comparing amounts on August 31, 1995 to the prior year end, receivables decreased by $36,808 due to lower sales for the current quarter compared with the fourth quarter of the prior year. Inventories increased by $17,304 as a result of lower than anticipated sales in Japan and higher raw material levels in the U.S. The increase in other current assets of $11,607 was attributable to the deferral of advertising and promotion costs during
interim quarters.   Payables and accrued expenses decreased by $26,486 due
primarily to the payment of income tax and compensation-related liabilities that were accrued during the prior year and lower advertising and promotion accruals in Japan. Working capital increased to $171,816 at August 31, 1995, compared with $152,585 at February 28, 1995. The current ratio increased from
1.60 to 1.69 : 1.

Capital spending increased to $13,927 from $12,198 in the first six months of the prior year. Capital expenditures in both years reflected primarily a large number of smaller projects to improve manufacturing and distribution capabilities and efficiencies.

The total-debt-to-total-capital ratio increased slightly to 39.8%, compared with 39.5% at year end. The total debt increased to $153,076 from $143,954 with fixed-cost borrowings representing about 52% of total outstanding debt.

Dividend payments increased to $1,430 from $1,031 in the prior year reflecting an increase of two cents per share for each quarterly cash dividend. On July 11, 1995, the Board of Directors declared the second quarterly cash dividend of eight cents per share (previously six cents per share) for Common stockholders and Class B Common stockholders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          Exhibit 11 - Computations of Earnings per Share

          Exhibit 27 - Financial Data Schedule (submitted with EDGAR filing)



    (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended August 31, 1995.





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

DATE                                             October 13, 1995