Form 10-Q
period 1995-11-30
CURTIS HELENE INDUSTRIES INC /DE/
filed 1996-01-12
CIK 745142

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


                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1995


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


At November 30, 1995, there were 6,850,922 shares of Common Stock and 3,044,829 shares of Class B Common Stock outstanding.

                Helene Curtis Industries, Inc. and Subsidiaries

                                     Index



                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)

              Consolidated Statements of Earnings for the Three and
                 Nine Months Ended November 30, 1995 and 1994                                            3

              Consolidated Balance Sheets as of November 30, 1995 and                                    4
                 February 28, 1995

              Consolidated Statements of Cash Flows for the Nine Months
                 Ended November 30, 1995 and 1994                                                        5

              Notes to Consolidated Financial Statements                                               6-7


   Item 2.    Management's Discussion and Analysis                                                    8-12


PART II.  OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                                          13


SIGNATURE                                                                                               13


EXHIBIT 11 - Computation of Earnings Per Share                                                          14


EXHIBIT 27 - Financial Data Schedule (submitted with EDGAR filing)

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               Helene Curtis Industries, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (Dollars in thousands, except per-share data)


                                          For the Three Months                  For the Nine Months
                                            Ended November 30,                   Ended November 30,
                                            -------------------                --------------------
                                            1995           1994                1995            1994
                                            ----           ----                ----            ----
Net sales                               $  267,025    $  282,370            $  890,147     $  900,579
                                        ----------    ----------            ----------     ----------
Costs and expenses:
    Cost of sales                          126,680       127,007               411,030        403,014
    Selling, general and administrative    151,645       146,832               471,656        469,512
    Interest                                 2,228         2,186                 7,023          6,551
                                        ----------    ----------            ----------     ----------

                                           280,553       276,025               889,709        879,077
                                        ----------    ----------            ----------     ----------

Earnings (loss) before income taxes        (13,528)        6,345                   438         21,502

Provision (benefit) for income taxes        (6,332)        2,982                   232         10,106
                                        ----------    ----------            ----------     ----------

Net earnings (loss)                     $   (7,196)   $    3,363            $      206     $   11,396
                                        ==========    ==========            ==========     ==========

Net earnings (loss) per share           $     (.76)   $      .35            $      .02     $     1.20
                                        ==========    ==========            ==========     ==========

Average number of shares outstanding     9,492,735     9,525,498             9,502,681      9,486,604
                                        ==========    ==========            ==========     ==========

Cash dividends per share:
     Common Stock                       $      .08    $      .06            $      .24     $      .18
     Class B Common Stock               $      .08    $      .06            $      .19     $      .13




The accompanying notes are an integral part of the consolidated financial statements.

               Helene Curtis Industries, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       (Unaudited)
                                                       November 30,          February 28,
                                                          1995                  1995
                                                       ------------         ------------
Assets
   Current assets:
      Cash and equivalents                               $ 10,539            $  5,136
      Receivables-net                                     194,653             270,824
      Inventories                                         115,495             108,178
      Other current assets                                 51,505              22,029
                                                         --------            --------
         Total current assets                             372,192             406,167
                                                         --------            --------
   Property, plant and equipment                          337,013             315,545
      Less accumulated depreciation                       120,543             100,209
                                                         --------            --------
         Net property, plant and equipment                216,470             215,336

   Other assets                                            23,238              25,329
                                                         --------            --------
   Total assets                                          $611,900            $646,832
                                                         ========            ========
Liabilities and stockholders' equity
    Current liabilities:
       Short-term debt                                   $ 17,491            $  6,706
       Accounts payable                                    96,175             121,199
       Income taxes                                         4,626              15,099
       Advertising and promotion                           52,375              62,193
       Other accrued expenses                              44,766              48,385
                                                         --------            --------
          Total current liabilities                       215,433             253,582

    Long-term debt                                        138,250             137,248
    Deferred income taxes                                  11,687              11,686
    Accrued retirement and other benefits                  26,184              23,898
                                                         --------            --------
           Total liabilities                              391,554             426,414
                                                         --------            --------
    Stockholders' equity:
        Common Stock, issued 7,949,311 shares
           (Nov.) and 7,933,611 shares (Feb.)               3,975               3,967
        Class B Common Stock, issued 3,044,829
            shares (Nov.) and 3,060,529 shares (Feb.)       1,522               1,530
        Capital in excess of par value                     42,998              42,027
        Retained earnings                                 175,981             177,997
        Currency translation adjustment                     6,766               5,539
        Treasury Stock (Common), 1,098,389 shares
            (Nov.) and 1,123,990 shares (Feb.), at cost   (10,896)            (10,642)
                                                         --------            --------

               Total stockholders' equity                 220,346             220,418
                                                         --------            --------

    Total liabilities and stockholders' equity           $611,900            $646,832
                                                         ========            ========


The accompanying notes are an integral part of the consolidated financial statements.

               Helene Curtis Industries, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Dollars in thousands)



                                                                                        For the Nine Months
                                                                                        Ended November 30,
                                                                                    --------------------------
                                                                                        1995            1994
                                                                                     ---------         -------
Cash flows from operating activities:
    Net earnings                                                                      $    206        $ 11,396

    Adjustments to net earnings:
        Depreciation and amortization                                                   24,931          21,592
        Other                                                                            2,604           3,808
        Changes in operating assets and liabilities:
            Receivables-net                                                             77,372          48,870
            Inventories                                                                 (8,448)        (25,439)
            Other current assets                                                       (28,914)         (9,625)
            Payables and accrued expenses                                              (49,324)         13,519
            Other                                                                       (2,774)            (63)
                                                                                      --------        --------
                Net cash provided by operating activities                               15,653          64,058
                                                                                      --------        --------
Cash flows from investing activities:
    Capital expenditures                                                               (21,612)        (17,824)
    Other                                                                                   25             117
                                                                                      --------        --------
                Net cash used by investing activities                                  (21,587)        (17,707)
                                                                                      --------        --------
Cash flows from financing activities:
    Proceeds from borrowings                                                            19,540           3,675
    Repayment of borrowings                                                             (6,922)        (42,323)
    Dividends paid                                                                      (2,222)         (1,624)
    Other                                                                                 (157)           (263)
                                                                                      --------        --------
                 Net cash provided (used) by financing activities                       10,239         (40,535)
                                                                                      --------        --------
Effect of exchange rate changes on cash and
  equivalents                                                                            1,098           1,926
                                                                                      --------        --------

Increase in cash and equivalents                                                         5,403           7,742

Cash and equivalents at beginning of period                                              5,136           2,802
                                                                                      --------        --------

Cash and equivalents at end of period                                                 $ 10,539        $ 10,544
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




2.    Supplemental Information

      The consolidated statements of earnings include research and development costs of $7,141 and $21,704 for the three and nine months ended November 30, 1995, respectively, and $6,720 and $20,481 for the three and nine months ended November 30, 1994, respectively.

                Helene Curtis Industries, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Dollars in thousands)




3.    Receivables

      Receivables, principally trade, consist of the following amounts:

                                                               November 30, 1995            February 28, 1995
                                                               -----------------            -----------------
             Accounts receivable                                  $157,255                      $210,755

             Notes receivable                                       42,638                        66,282
                                                                  --------                      --------

                                                                   199,893                       277,037

             Less allowance for doubtful accounts                    5,240                         6,213
                                                                  --------                      --------

                                                                  $194,653                      $270,824
                                                                  ========                      ========


4.    Inventories

      Inventories consist of the following components:

                                                              November 30, 1995              February 28, 1995
                                                              -----------------              -----------------
             Raw materials                                       $  34,291                     $  18,336

             Work in process                                         3,204                         3,003

             Finished goods                                         78,000                        86,839
                                                                 ---------                     ---------

                                                                 $ 115,495                     $ 108,178
                                                                 =========                     =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS



               Helene Curtis Industries, Inc. and Subsidiaries
    RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                            (Dollars in thousands)



Consolidated net sales for the three months ended November 30, 1995, decreased $15,345, or 5%, compared with the corresponding period last year. Excluding the benefit of favorable foreign currency translation, overall sales declined seven percentage points.

Domestic net sales, accounting for 61% of worldwide net sales, decreased 2% compared with the corresponding period last year. This decrease was attributable to the decline in hair care sales which was partly offset by the continued growth in the antiperspirant/deodorant and skin care categories.

The Company's U.S. hair care sales in total were down 9% as gains for Salon Selectives were more than offset by declines for Suave, Vibrance and Finesse. Sales of Suave decreased with particularly weak results in both shampoos and conditioners. Vibrance sales were also down as the brand has just been reformulated, repackaged and repositioned as Vibrance Organic Care. Salon Selectives sales increased due to higher sales of shampoos and conditioners.

The Company's sales growth in the antiperspirant/deodorant category exceeded the overall U.S. market growth where Suave and Degree combined for a sales increase of 9%. In other domestic categories, skin care recorded a 23% increase led by strong sales growth of both Suave skin lotion and facial products. Sales of the Company's professional or salon business also increased slightly.

International net sales, representing 39% of consolidated net sales, decreased 11% (15% in local currency) compared with the corresponding period last year. This decline was attributable primarily to lower sales in Japan and the United Kingdom which were adversely impacted by the same economic and competitive circumstances experienced in the first half of this year.

Sales in Japan, the Company's largest foreign subsidiary, decreased 23% in local currency and 18% with the benefit of favorable foreign currency translation. All of the subsidiary's hair care brands recorded lower sales as a result of the combined effects of a weak economy, aggressive industry-wide discounting practices and increased competitive activity. In the United Kingdom, sales decreased considerably due to the continuing impact of significant advertising and promotion by the Company's largest competitors and the disappointing results of last year's restage of Finesse.

                Helene Curtis Industries, Inc. and Subsidiaries
     RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                             (Dollars in thousands)



(continued)

In Canada, sales increases were attributable primarily to the positive response to initial shipments of Helene Curtis Organic Care which was partly offset by lower sales in Finesse and Salon Selectives. Degree antiperspirant/deodorant sales continued to register strong growth in all international markets in which the brand competes including Canada, Australia, New Zealand and Scandinavia.

Cost of sales remained relatively flat despite the lower sales volume. As a percent of net sales, cost of sales increased to 47.4% in the current period from 45.0% last year. The increase is attributable primarily to higher material and packaging costs coupled with the lower absorption of overhead costs as inventories were reduced from year ago levels.

Selling, general and administrative expenses increased $4,813, or 3%. As a percent of net sales, these expenses increased to 56.8% in the current period from 52.0% last year, driven by a 3% increase in advertising and promotion expense. This increase reflects higher spending in the U.S. on the Vibrance Organic Care introduction and in Japan in response to competitive pressures. Higher selling expenses and increased investment in research and development also contributed to the increase in selling, general and administrative expenses.

The effective tax rate remained constant at 47% in the current period compared with the prior year.

Net losses were $7,196 ($.76 per share) in the current period compared with net earnings of $3,363 ($.35 per share) in the prior year. The decrease was attributable primarily to the decline in sales and gross margins and the increase in advertising and promotion expenses. On a geographic basis, earnings were lower in the U.S. and losses in Japan and the UK increased as a result of the continued impact of economic and competitive pressures on sales.

                Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                             (Dollars in thousands)



Consolidated net sales for the nine months ended November 30, 1995, decreased $10,432, or 1%, compared with the corresponding period last year. Excluding the benefit of favorable foreign currency translation, overall sales declined about four percentage points.

Domestic net sales, accounting for 65% of worldwide net sales, increased 1% compared with the corresponding period last year. This increase was attributable primarily to continued growth in the antiperspirant/deodorant and skin care categories. The Company's hair care sales in total were down 3% due primarily to lower sales of Salon Selectives and Vibrance.

The U.S. hair care market, the largest market in which the Company competes, has grown about 2% over the past year. Sales of Salon Selectives, Suave and Finesse decreased due to significantly lower sales of styling aids. Vibrance sales were down as the brand has just been reformulated, repackaged and repositioned as Vibrance Organic Care.

The Company's sales growth in the antiperspirant/deodorant category exceeded the overall U.S. market growth of 3% where Degree and Suave combined for a sales increase of 14%. In other domestic categories, the Company's skin care products recorded a 23% increase led by Suave Skin Therapy Lotions while sales of the professional or salon business decreased as the market continued to decline.

International net sales, representing 35% of consolidated net sales, decreased 5% (13% in local currency) compared with the corresponding period last year. This decline was attributable to lower sales in Japan and the United Kingdom which were partially offset by sales increases in Scandinavia, Canada and U.S. exports.

Sales in Japan, the Company's largest foreign subsidiary, decreased 19% in local currency and 9% with the benefit of favorable foreign currency translation. All of the subsidiary's hair care brands recorded lower sales as a result of difficult market and economic circumstances coupled with increased competition. The compounded effects of the Kobe earthquake, a weak economy and increasingly aggressive discounting practices across all major retail segments resulted in shrinking retail sales for the Company and the hair care industry as a whole. In the United Kingdom, sales decreased considerably due to the continuing impact of significant advertising and promotion by the Company's largest competitors and the disappointing results of last year's restage of Finesse.

                Helene Curtis Industries, Inc. and Subsidiaries
      RESULTS OF OPERATIONS - NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                             (Dollars in thousands)



(continued)

In Canada, the positive response to initial shipments of Helene Curtis Organic Care and continued growth in Salon Selectives were offset partly by lower sales of Finesse. Degree antiperspirant/deodorant sales continued to register strong growth in all international markets in which the brand competes including Canada, Australia, New Zealand and Scandinavia.

Cost of sales increased $8,016, or 2%, despite the lower sales volume. As a percent of net sales, cost of sales increased to 46.2% in the current period from 44.8% last year. Increases in material and packaging costs domestically and changes in product sales mix to lower margin products were partially offset by negotiated cost decreases in Japan.

Selling, general and administrative expenses increased $2,144, or less than 1%. As a percent of net sales, these expenses increased to 53.0% in the current period from 52.1% last year. Advertising and promotion expense decreased reflecting lower spending in the U.S. while spending in Canada was higher in support of the Helene Curtis Organic Care introduction. Lower total advertising and promotion expenses were more than offset by increased investment in research and development and higher selling and administrative costs.

Interest expense increased $472, or 7%, attributable to the higher average cost of borrowing as compared to the same period a year ago.

The effective tax rate was 53% in the current period compared with 47% in the prior year, primarily as a result of the Company's inability to recognize currently the tax benefits from the losses being incurred in Japan this year.

Net earnings decreased to $206 ($.02 per share) from $11,396 ($1.20 per share) in the prior year. The decrease was attributable primarily to the lower sales volume and lower gross margins. On a geographic basis, earnings were lower in Japan and the UK as a result of the impact of economic and competitive pressures on sales. Earnings from other international businesses declined reflecting the launch of Helene Curtis Organic Care in Canada and the Company's recent entry into Mexico. These declines in the international business overall were offset by the continued improvement in the U.S. consumer business.

                Helene Curtis Industries, Inc. and Subsidiaries
             FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
                             (Dollars in thousands)



Cash and equivalents increased to $10,539, compared with $5,136 at year end. Capital expenditure requirements were funded through operating cash flows and increased borrowings.

Net cash provided by operating activities decreased to $15,653 from $64,058 in the first nine months of the prior year due primarily to increased working capital and lower net earnings. In comparing amounts on November 30, 1995 to the prior year end, receivables decreased by $77,372 due to lower sales for the current quarter compared with the fourth quarter of the prior year.
Inventories increased by $8,448 as a result of lower than anticipated sales in Japan. The increase in other current assets of $28,914 was attributable to the deferral of advertising and promotion costs during interim quarters. Payables and accrued expenses decreased by $49,324 due primarily to the payment of income tax, lower advertising and promotion accruals in Japan and the timing of payments for inventory. Working capital increased to $156,759 at November 30, 1995, compared with $152,585 at February 28, 1995. The current ratio increased to 1.73 from 1.60 : 1.

Capital spending increased to $21,612 from $17,824 in the first nine months of the prior year. Capital expenditures in both years reflected primarily a large number of smaller projects to improve manufacturing, distribution and communication capabilities and efficiencies.

The total-debt-to-total-capital ratio increased slightly to 41.4%, compared with 39.5% at year end. The total debt increased to $155,741 from $143,954 with fixed-cost borrowings representing about 55% of total outstanding debt.

Dividend payments increased to $2,222 from $1,624 in the prior year reflecting an increase of two cents per share for each quarterly cash dividend. On October 10, 1995, the Board of Directors declared the third quarterly cash dividend of eight cents per share (previously six cents per share) for Common stockholders and Class B Common stockholders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit 11 - Computations of Earnings per Share

         Exhibit 27 - Financial Data Schedule (submitted with EDGAR filing)



    (b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended November 30, 1995.





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

DATE                                              January 12, 1996